Form 10QSB
period 2001-09-30
CACH FOODS INC
filed 2001-12-03
CIK 1135264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-61424

CACH FOODS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	82-0505220 (IRS Employer Identification No.)

P.O. Box 4669

Pocatello, ID 83205-4669

(Address of principal executive offices)

(866) 922-8073

(Issuer's telephone number)

Not Applicable

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ x ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001: 12,002,000 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

CACH FOODS, INC.

INDEX
Page
PART I. Financial Information
Item I. Financial Statements (unaudited)

Condensed Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000

Condensed Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2001 and 2000, and for the period from Inception on May 4, 1998 through September 30, 2001

Condensed Statements of Cash Flows (unaudited) for the Three and Nine Months Ended September 30, 2001 and 2000, and for the period from Inception on May 4, 1998 through September 30, 2001

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

3 4 5 6 7 11
PART II. Other Information Item 2. Use of Proceeds from Registered Securities Item 6. Exhibits and Reports on Form 8-K	14 14
Signatures	14

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1. Financial Statements (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

CACH FOODS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2001	2000
	___________	___________
CURRENT ASSETS:
Cash	$ 1,973	$ 6,046
	___________	___________
Total Current Assets	1,973	6,046
OTHER ASSETS:
Deferred stock offering costs	7,836	-
	___________	___________
	$ 9,809	$ 6,046
	___________	___________
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 6,017	$ -
Advance payable - related party	1,211	1,076
Note payable - related party	2,000	-
Accrued interest payable - related party	107	-
	___________	___________
Total Current Liabilities	9,335	1,076
	___________	___________
STOCKHOLDERS' EQUITY:
Preferred stock $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.001 par value, 100,000,000 shares authorized, 12,002,000 and 12,000,000 shares issued and outstanding	12,002	12,000
Capital in excess of par value	(5,002)	(6,000)
Deficit accumulated during the development stage	(6,526)	(1,030)
	___________	___________
Total Stockholders' Equity	474	4,970
	___________	___________
	$ 9,809	$ 6,046
	___________	___________

Note: The balance sheet at December 31, 2000 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACH FOODS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on May 4, 1998 through September 30,
	2000	2001	2000	2001	2001
REVENUE	$ -	$ -	$ -	$ -	$ -
	__________	__________	___________	__________	____________
EXPENSES:
General and administrative	1,361	-	5,345	185	6,421
Selling	44	-	44	-	44
	__________	__________	___________	__________	____________
Total Expenses	1,405	-	5,389	185	6,465
	__________	__________	___________	__________	____________
EARNINGS (LOSS) FROM OPERATIONS	(1,405)	-	(5,389)	(185)	(6,465)
	__________	__________	___________	__________	____________
OTHER INCOME (EXPENSE):
Interest income	-	5	-	15	46
Interest expense -related party	(50)	-	(107)	-	(107)
	__________	__________	__________	__________	____________
Total Other Income (Expense)	(50)	5	(107)	15	(61)
	__________	__________	__________	__________	____________
EARNINGS (LOSS) BEFORE INCOME TAXES	(1,455)	5	(5,496)	(170)	(6,526)
CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-
	__________	__________	__________	__________	____________
NET INCOME (LOSS)	$ (1,455)	$ 5	$ (5,496)	$ (170)	$ (6,526)
	__________	__________	__________	__________	____________
EARNINGS (LOSS) PER COMMON SHARE	$ (.00)	$ .00	$ (.00)	$ (.00)	$ (.00)
	__________	__________	__________	__________	____________

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACH FOODS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,		From Inception on May 4,1998 through, September 30,
	2001	2000	2001
	________	________	___________
Cash Flows From Operating Activities:
Net loss	$ (5,496)	$ (170)	$ (6,526)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock issued for services rendered	1,000	-	1,000
Changes in assets and liabilities:
Increase in accounts payable	6,017	-	6,017
Increase in accrued interest payable - related party	107	-	107
	__________	__________	__________
Net Cash Provided (Used) by Operating Activities	1,628	(170)	598
	__________	__________	__________
Cash Flows From Investing Activities	-	-	-
	__________	__________	__________
Net Cash Provided (Used) by Investing Activities	-	-	-
	__________	__________	__________
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	-	6,000
Stock offering costs	(7,836)	-	(7,836)
Proceeds from note payable - related party	2,000	-	2,000
Advances from related party	135	185	1,211
	__________	__________	__________
Net Cash Provided (Used) by Financing Activities	(5,701)	185	1,375
	__________	__________	__________
Net Increase (Decrease) in Cash	(4,073)	15	1,973
	__________	__________	__________
Cash at Beginning of the Period	6,046	1,028	-
	__________	__________	__________
Cash at End of the Period	$ 1,973	$ 1,043	$ 1,973
	__________	__________	__________
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the period from inception on May 4, 1998 through September 30, 2001:

On April 20, 2001, the Company issued 2,000 shares of common stock for director's services valued at $1,000 or $.50 per share.

On September 20, 2000, the Company issued 10,000,000 shares of common stock for cash of $5,000 or $.0005 per share. The cash was not received until November 2000.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CACH FOODS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Cach Foods, Inc. ("the Company") was organized under the laws of the State of Nevada on May 4, 1998 as Llebpmac, Inc. Effective November 2, 2000, the Company changed its name from Llebpmac, Inc. to Cach Foods, Inc. The Company has not commenced planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company plans to be a merchandiser of wholesale snack foods. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

Organizational Costs - Organizational costs, which reflect amounts expended to organized the Company, amounted to $530 and were expensed during the period ended December 31, 1998.

Stock Offering Costs - Costs related to proposed stock offerings are deferred and will be offset against the proceeds of the offering in capital in excess of par value. In the event a stock offering is unsuccessful, the costs related to the offering will be written-off directly to expense.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

Earnings (Loss) Per Share - The computation of earnings (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

CACH FOODS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142 and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

Preferred stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at September 30, 2001 and December 31, 2000.

Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value. On August 31, 1998, in connection with its organization, the Company issued 2,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $1,000 or $.0005 per share.

On September 20, 2000, the Company issued 10,000,000 shares of its previously authorized but unissued common stock. The shares were issued for cash of $5,000 or $.0005 per share.

On October 2, 2000, the Company effected a 2-for-1 forward stock split. The financial statements for all periods presented have been restated to reflect the stock split.

On April 20, 2001, the Company issued 2,000 shares of its previously authorized but unissued common stock. The shares were issued for director services valued at $1,000 or $.50 per share.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

CACH FOODS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES [Continued]

The Company has available at September 30, 2001, unused operating loss carryforwards of approximately $6,500 which may be applied against future taxable income and which expire in various years through 2021. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,200 and $400 as of September 30, 2001 and December 31, 2000, respectively, with an offsetting valuation allowance at each year end of the same amount, resulting in a change in the valuation allowance of approximately $1,800 during the nine months ended September 30, 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - As of April 19, 2001, the Company had not paid any compensation to any officer or director of the Company. However, on April 20, 2001, the Company issued to two of its directors 2,000 shares of common stock or 1,000 shares each for services valued at $1,000 or $.50 per share.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

Advance Payable - An officer/shareholder of the Company has directly paid expenses totaling $1,211 on behalf of the Company. At September 30, 2001, the Company owed the shareholder $1,211. No interest is being accrued on the advances.

Note Payable - An officer/shareholder of the Company advanced $2,000 to the Company as a note payable. The note is due March 5, 2002 and accrues interest at 10% per annum. At September 30, 2001 accrued interest on the note was $107.

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations. Further the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CACH FOODS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - EARNINGS (LOSS) PER SHARE

The following data shows the amounts used in computing earnings (loss) per share:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on May 4, 1998 through September 30,

	2001	2000	2001	2000	2001
	__________	__________	__________	__________	____________
Net income (loss) available to common shareholders (numerator)	$ (1,455)	$ 5	$ (5,496)	$ (170)	$ (6,526)
	__________	__________	__________	__________	____________
Weighted average number of common shares outstanding (denominator)	12,002,000	3,086,957	12,001,194	2,364,964	4,821,145
	__________	__________	__________	__________	____________

Dilutive earnings (loss) per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted earnings (loss) per share.

NOTE 7 - CONTRACTS AND COMMITMENTS

On October 10, 2000, the Company entered into a licensing agreement with an officer/shareholder of the Company for exclusive rights to use the brand name "Idaho Chips". The agreement is cancelable after April 10, 2003 by either party giving three months written notice to the other. The agreement requires payment of 5% of gross revenues produced from use of the brand name to the officer/shareholder of the Company for 30 months. At that point, if total gross revenues from use of the brand name are at least $500,000, the agreement will be renewed for an additional 12 months. The agreement will then be renewed for 12 month terms for each successive 12 month period of $300,000 in gross revenues from use of the brand name. The agreement is assignable only with prior written consent of the licensor and the agreement states that selling or transferring more than 50% of the outstanding stock constitutes an assignment.

NOTE 8 - SUBSEQUENT EVENTS

Proposed Stock Offering - The Company is proposing to make a public offering of 250,000 shares of its previously authorized but unissued common stock. This offering is proposed to be registered with the Security and Exchange Commission on Form SB-2. An offering price of $.50 per share has been arbitrarily determined by the Company. The offering will be managed by Company management, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. Offering costs are estimated to be approximately $25,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Our History and Business

We were formed as a Nevada corporation on May 4, 1998 originally as Llebpmac, Inc., for the purpose of becoming a restaurant. Before our plan for Llebpmac to operate as a restaurant was inaugurated, we changed the company's name to Cach Foods, Inc. and we changed the purpose of the company to be a snack food wholesale merchandiser in direct response to our research and perceived demand for American snack foods in Japan. On October 2, 2000, our shareholders approved a two for one forward split of our outstanding common stock. On November 1, 2000, we changed our name to Cach Foods, Inc. and we changed our purpose to be a snack food wholesale merchandiser. Our initial focus will be on selling Idaho Chips (TM) in the Japanese market through convenience stores. If demand permits, we will expand production and sell Idaho Chips (TM) to larger supermarkets as well other Asian countries. We intend to act as a wholesale merchandiser by sub contracting the actual, manufacturing, packaging, exporting and selling of Idaho Chips (TM). If successful in the Japanese market, we will increase the variety of snack foods we offer and expand to other Asian markets.

Business Strategy

Our objective is to become a U.S. exporter to the Asia Pacific of branded premium potato chips and other salty snack foods by providing high quality products at competitive prices. We will use a distribution channel comprised of intermediaries such as suppliers, manufacturers, wholesalers, importers and distributors to bring our products to market.

Intermediaries

We currently have no distribution channel of intermediaries. Over the next six to 12 months, our officers and directors intend to allocate a substantial portion of their time spent on behalf the company developing contacts to establish the following intermediaries.

Suppliers

The principal raw materials used in our Idaho Chips (TM) are potatoes and oil. We will not supply our own raw materials, but depend on our manufacturers to acquire raw materials from independent suppliers. We believe that potatoes and oil will be readily available to our manufacturers from numerous suppliers on commercially reasonable terms. Idaho potatoes are available year-round, either freshly harvested or from storage during the winter months. Many manufacturers use sunflower oil to produce kettle style potato chips. We believe that sunflower oil is widely available year-round and that alternative cooking oils are abundant and readily available. As a result, we do not foresee manufacturers experiencing substantial difficulties obtaining raw materials for the production of Idaho Chips (TM).

Manufacturers

We intend to sub contract with independent manufacturers to produce and package kettle-fried potato chips made from Idaho potatoes. We will evaluate potential candidates thoroughly in our selection process. To be considered, candidates must be in compliance with all federal, state, and local government regulations. In order to be considered, the candidate must have the capacity to produce kettle style chips. The candidate must also be well capitalized, possess the necessary production and packaging capacity, and have a strong reputation for quality production. The candidate must be able to package in foil bags or canisters in order to ensure long shelf life. We will expect selected manufacturers to maintain a lab staffed with trained quality control personnel, capable of performing any tests we may establish. We further intend for the manufacturer to assume all costs and risks associated with producing and packaging Idaho Chips (TM). In turn, we will pay a fixed amount for the finished product.

We anticipate the selection process from initial consideration to actual contract will take between three and six months. Once we have a manufacturer under contract, we believe production can begin immediately. We will not actually begin production until our distribution channels are in place. However, we cannot assure we can obtain manufacturers that meet our selection criteria.

Importers and Distributors

We intend to sell Idaho Chips (TM) primarily in convenience stores in Japan. We plan to distribute our products through independent international importers and distributors since we believe it is the most efficient method for reaching our target market. Importers and distributors will be selected primarily on the basis of:

1. quality of service;

2. financial capability; and

3. established network of convenience stores.

We intend to service both large convenience store chains and smaller independent convenience stores. Assuming Idaho Chips (TM) achieves a level of market penetration and customer acceptance among Japanese convenience stores, we intend to use our established distribution networks and/or sub contract with other international distributors to distribute Idaho Chips (TM) to super markets, delicatessens, and retailers in Japan as well as other Asian countries. We will consider seeking additional outlets for our products at such time as we determine our initial target markets are profitable and we have sufficient revenue or profits to justify expansion.

We intend to begin our importer and distributor selection process once we have a manufacturer in place. This will allow us to provide potential distributors with product sample. We anticipate it may take up to six months to have the distribution network in place to begin shipping product.

Three Month and Nine Month periods Ended September 30, 2001 and 2000

The Company had no revenue from continuing operations for the three month periods ended September 30, 2001 and 2000 respectively and for the nine month periods ended September 30, 2001 and 2000.

General and administrative expenses for the three month periods ended September 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs and wages. These expenses were $1,405 and $-0- for the three-month periods ended September 30, 2001 and 2000 respectively. For the nine month periods ended September 30, 2001 and 2000, these expenses were $5,345 and $185 respectively.

As a result of the foregoing factors, the Company realized a net loss of $1,455 for the three months ended September 30, 2001 as compared to a net loss of $5 for the same period in 2000. For the nine months ended September 30, 2001 the Company realized a net loss of $5,496 compared to $170 for the same period in 2000.

Expenses increased due to the Company preparing an SB-2 registration statement.

Liquidity and Capital Resources

At September 30, 2001 the Company had $1,973 cash in hand and total current liabilities of $9,335 compared to $6,046 cash in hand and $1,076 in current liabilities for the period ending December 31, 2000.

The Company believes that its current cash needs can be met with the cash on hand and from the proceeds of its initial public offering. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

The Company filed an SB-2 Registration Statement with the Securities and Exchange Commission that became effective on October 17, 2001. The offering is for a minimum of $75,000 and a maximum of $125,000. The shares are being offered at $.50 per share. The Company is in the process of raising capital pursuant to this registration statement and has not yet raised the minimum of $75,000 to break escrow.

PART II. OTHER INFORMATION

Item 2. Use of Proceeds from Registered Securities

The Company filed an SB-2 Registration Statement on its common stock for a minimum of $75,000 and a maximum of $125,000 with the Securities and Exchange Commission that went effective on October 17, 2001. The Commission file number is 333-61424. The offering commenced on October 18, 2001.

The Company has not yet sold sufficient shares to break the escrow minimum of $75,000. As of September 30, 2001, the Company has incurred expenses of approximately $20,000 relating to the Registration Statement. Expenses include legal fees, accounting fees, escrow fees, filing fees, printing and transfer agent costs. There are no underwriters discounts, commissions or finders fees.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CACH FOODS, INC.

Date: December 3, 2001 By:/s/ Cornelius A. Hofman

Cornelius A. Hofman, President

By:/s/ Kelly McBride

Kelly McBride, Chief Financial & Accounting Officer