Form 10KSB
period 2001-12-31
CACH FOODS INC
filed 2002-03-29
CIK 1135264

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ______________

Commission File Number 333-61424

Cach Foods, Inc.

(Name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	82-0505220 (I.R.S. Employer I.D. No.)

5555 North Star Ridge Road, Star, ID 83669

(Address and Zip Code of principal executive offices)

Issuer's telephone number, including area code: 866-922-8073

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

$.001 par value, common voting shares

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was: $-0-

The aggregate market value of the issuer's voting stock held as of March 28, 2002, by non-affiliates of the issuers was -0-. There was no active trading market and no quote for Cach Foods, Inc. during fiscal year 2001, therefore the value is deemed to be $-0-.

As of March 28, 2002, issuer had 12,152,000 shares of its $.001 par value common stock outstanding.

Transitional Small Business Format: Yes [ ] No [ X ]

Documents incorporated by reference: none

PART I

Item 1. Description of Business.

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

- quality of service;

- financial capability; and

- established network of convenience stores.

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

Role of Management

Once the distribution channel of intermediaries is developed, the officers and directors will spend a majority of their time, which is spent on our behalf, directing the production of Idaho Chips (TM). This shall include inspecting and controlling the quality of Idaho Chips (TM), receiving and processing orders, and coordinating the manufacturing, packaging and delivery of Idaho Chips (TM) to Japanese importers and distributors. Management will never directly supply, manufacture, package, import or distribute Idaho Chips (TM), but rather outsource each stage of production to intermediaries. We believe that this will enable us to be more efficient in delivering our goods to target markets. As a result, we should be able to implement our business strategy with Mr. McBride devoting approximately 20 hours a week to our operations All other officers will maintain outside employment and devote a portion of their time to our business as needed.

Risk of Loss

We intend to take title and bear the risk of loss of Idaho Chips (TM), excluding shelf life, at the time we purchase the finished product from our manufacturers. We intend to transfer risk of loss when we transfer title by selling Idaho Chips (TM) to a purchaser. Sales will probably occur at either the wholesale level to the importer or distributor or the wholesale level to the convenience store retailer. We have not negotiated any contracts for the sale of Idaho Chips (TM), and are unable to determine at which level we will predominately sell Idaho Chips (TM) and transfer risk of loss associated with holding title.

Potato Chips have a limited shelf life, which means that after a certain amount of time packaged potato chips go stale. We intend for our manufacturers to guarantee the freshness of Idaho Chips (TM) during their limited shelf life in the form of an expiration date. Once the shelf life has run, the purchaser assumes the full risk of staleness. As a result, we may incur additional costs associated with shipping fresher products to replace any premature staleness of Idaho Chips (TM), but intend to recover those costs from the manufacturer.

Proceeds from Sales

We generally intend to receive proceeds from the sale of Idaho Chips (TM) in cash transactions at the time of the sale. However, we are a development stage company with limited resources and our ability to negotiate for cash transactions may create difficulties in getting Idaho Chips (TM) to the market. Consequently, receipt of proceeds will vary on the type of transaction negotiated. For example, we may:

- extend a line of credit and charge an interest rate for balances unpaid beyond a negotiated number of days; or

- sell on consignment and receive proceeds of the sale at a future negotiated date.

Note that we have not to entered into any contracts for the sale of Idaho Chips (TM) and are unable to provide any details of credit lines, interest rates or consignment percentages but intend to base our contracts on prevailing market terms and rates.

Market Penetration

We plan to penetrate the existing Japanese market with Idaho Chips (TM), a kettle-fried potato chip made from Idaho potatoes. If successful in Japan, we will expand Idaho Chips (TM) into other Asian markets. Our strategy for market penetration and expansion will consist of creating consumer trial and acceptance of Idaho Chips (TM). We believe the key elements of creating consumer trial and acceptance to be packaging, placement, taste, and price.

Packaging

Getting consumers to try Idaho Chips (TM) will be important to our success. The Snack Food Association reports that approximately 70 percent of salty snack food purchases are made on impulse. We intend to expend a percent of the proceeds from this offering to research the best package design and color to trigger an impulse to buy Idaho Chips (TM). We believe that this may be accomplished, in part, by clearly displaying the kettle-fried process and the Idaho origin on the package of Idaho Chips (TM). We believe that the Idaho origin of a kettle style potato chip will be important to Japanese consumers due to the experience of our President, Cornelius A. Hofman, who lived in Japan for a period two years. Mr. Hofman noted that the Japanese people often associated his home state of Idaho with potatoes. Although we have not further researched this issue, we believe our president's experience to be sufficient evidence that there is some degree of name recognition for Idaho potatoes in the Japan. We also intend to create a unique brand image for Idaho Chips (TM) by further developing a package that communicates to consumers that we are a gourmet snack food company, which we believe will appeal to Japanese consumers.

Our packaging research will consist of identifying and studying all potato chip packaging currently being used in Japan. We will gather the associated Japanese sales figures to determine the most popular chips. From this information, we will design the Idaho Chips (TM) package. Our current management will perform the necessary research and package development. We anticipate it will take no more than a month to design our packaging. We believe our packaging research and development will cost no more than $1,000.

Placement

Favorable shelf placement of Idaho Chips (TM) in relation to our competitors will be helpful to capitalize on the impulse buyer. We will attempt to obtain favorable shelf placement of Idaho Chips (TM) in strategic locations with Japanese retailers.. We believe such locations are at eye level and close to high traffic areas like the check out stand. We further believe that an aesthetically pleasing package promoting the kettle fried style and Idaho origin of our potato chip will distinguish Idaho Chips (TM) from the nearby placed products of our competitors. We do not intend to pay additional money for obtaining placement in Japan since placement is contingent on each store's affinity for a product. For example, if a store likes a product, the store will grant that product favorable placement. As a result, we intend to obtain favorable placement by producing a good product with an appealing package. By doing so, we increase the probability that Japanese stores will grant Idaho Chips (TM) favorable placement in strategic locations. Conversely, if Japanese stores do not like Idaho Chips (TM) it will be very difficult to obtain favorable placement.

Taste

We intend to sell flavorful potato chips as Idaho Chips (TM) in order to achieve consumer acceptance and loyalty. We will accomplish this by using Idaho potatoes and a kettle frying process. These two elements combined with the careful selection of a potato chip manufacturer will provide, as we believe, a flavorful potato chip.

Price

We intend to offer Idaho Chips (TM) at a fair everyday price to maintain the initial impulse of the buyer. We consider a fair everyday price to be a price competitive with that of similar products. Our prices will be based upon a combination of employee, manufacturing, packaging, distribution and marketing costs as well as the prices of closely related products of our competitors. Although we have no existing contracts with manufacturers, importers or distributors and will be competing with companies like Frito Lay and Proctor and Gamble, we believe we can offer a competitive by:

- closely monitoring our expenses. In particular, our officers will maintain outside employment thereby eliminating the need to pay living wage incomes. This in turn reduces the overall cost of doing business; and

- accepting a smaller profit margin. We recognize that Cach Foods is a newcomer in the Japanese snack food market with no market share. As a result, we are willing to accept a smaller profit margin to maintain the consumers' initial impulse with a competitive price.

Given the fact that we have not yet established the key contracts for manufacturing, packaging, importing and distribution, we cannot assure that we can price our product competitively. If we cannot price our product competitively, we may have to charge a premium price that could impact our sales and potential revenue.

Assuming we establish a level of market penetration and acceptance with Idaho Chips (TM), we intend, if needed, to increase brand awareness and acceptance through advertising and distribution efforts in existing and key regional markets. We may also add direct sales people to these targeted geographies to manage sales and promotional activities, which may include joint advertising with convenience stores and supermarkets, in-store product sampling, coupon distribution and in-store advertisements and displays of Idaho Chips (TM).

Marketing

We will target convenience store chains. Product packaging, word-of-mouth, and shelf placement will be our marketing tools. We intend to position our product as a high quality specialty item with packaging, color, and name designed to capitalize on the impulse buyer. Word-of-mouth is a cost-effective marketing tool. We also intend to obtain favorable shelf space in convenience stores by providing a product that will be favored by Japanese convenience stores. If Idaho Chips (TM) achieves a substantial level of consumer acceptance, and funding is available, we may launch a more aggressive marketing campaign, which might include advertising through all forms of media, coupons, in-store displays and sampling, and the hiring of regional representatives.

License

We do not own the trademark Idaho Chips (TM). On October 30, 2000, we entered into a license agreement with the owner of the trademark Idaho Chips (TM), Cornelius A. Hofman, our president and director. The license gives us the exclusive worldwide use of the brand name Idaho Chips (TM) for a 30-month period. In return, we pay five percent of our gross revenue to Mr. Hofman. If, by April 10, 2003, we do not generate a threshold amount of $500,000 in gross revenue, we will lose exclusivity under the license. If we generate the threshold amount, the agreement is automatically renewed for an additional 12-month period, and will be extended for each successive 12-month period if we generate gross revenue of $300,000 in the prior 12-month period. We may not satisfy the terms of the license agreement. As a result, we could lose our exclusive right to use the trademark of Idaho Chips (TM), which could adversely affect our gross sales.

Competition

Idaho Chips (TM) will compete against other salty snack foods, including regular and kettle style potato chips, tortilla chips, popcorn and pretzels. The industry of exporting salty U.S. snack foods to Japan is highly competitive and dominated primarily by Calbee, Proctor & Gamble, and Frito-Lay, Inc. Calbee, Proctor & Gamble, and Frito-Lay possess substantially greater financial, production, marketing, distribution and other resources than many other companies. Calbee, Proctor & Gamble, and Frito-Lay brands are more widely recognized than the brands of other companies. Numerous other companies that are our actual or potential competitors have greater financial and other resources, including more employees and more extensive facilities, than we do. In addition, local or regional Japanese markets often have a significant number of smaller competitors, many of whom may offer kettle style potato chips similar to our Idaho Chips (TM).

If successful in Japan, we intend to expand Idaho Chips (TM) into other areas of the Asia Pacific where we will encounter significant competition from foreign, national, regional and local competitors that may be greater than that encountered in the Japanese market. The principal competitive factors affecting the market of Idaho Chips (TM) will include product quality and taste, brand awareness among Japanese consumers, shelf space, price, advertising and promotion, variety of snacks offered, nutritional content, product packaging and package design. We believe that Idaho Chips (TM) will compete primarily upon their taste, kettle cooking method and Idaho origin.

Governmental Regulation

Our operations are subject to various governmental regulations, such as those governing:

* minimum wage regulations;

* employment;

* environmental protection; and

* human health and safety.

Although we intend to comply with all applicable laws and regulations, we cannot assure you that we are in compliance or that we will be able to comply with any future laws and regulations. Additional federal or state legislation, or changes in regulatory implementation, may limit our activities in the future or significantly increase the cost of regulatory compliance. If we fail to comply with applicable laws and regulations, criminal sanctions or civil remedies, including fines, injunctions, recalls, or seizures, could be imposed on us. This could have a material adverse effect on our operations.

The United States Food and Drug Administration may regulate and inspect our products, manufacturers and their suppliers. Every food manufacturer in the United States must meet the FDA's minimum standards relating to the preparation and packaging of food. Food manufacturers must also comply with state, local and federal laws regarding the disposition of property and leftover foodstuffs. We cannot assure you that our manufacturers or their suppliers will be in compliance with all applicable laws and regulations or that they will be able to comply with any future laws and regulations. Furthermore, additional or amended regulations by the FDA may inhibit or prevent the development, distribution and sale of Idaho Chips (TM) in the Japanese market causing a material adverse effect on our business, operating results and financial condition.

Employees

We have no employees and no formal employment agreements with our officers. Nor do we intend to hire employees until our operations require expansion. Our officers have agreed to devote such time as necessary for the development of our business. It is anticipated that upon completion of the offering and prior to the commencement of production, Kelly McBride will devote approximately 20 hours per week as a part-time employee while maintaining outside employment. It is further anticipated that all other officers will maintain outside employment and devote a portion of their time to our business as needed. None of our officers will receive a regular salary or wage until operations have been developed to a point where such can be paid. However, officers and directors are entitled to reimbursement for reasonable out of pocket expenses incurred on our behalf.

Item 2. Description of Property

We own no real property, nor do we currently lease any office space or facilities. We use the home office of our President, Cornelius A. Hofman, rent free, as our principal executive offices. We intend to maintain our current office situation for the next twelve months, unless our operations require an upgrade, at which time we will relocate to a more suitable facility.

Item 3. Legal proceedings

We are not a party to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against us have been threatened.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of March 28, 2002, we have 30 shareholders holding 12,152,000 shares of common stock. There is currently no public market for the Company's stock. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6. Management's Discussion and Analysis.

Twelve Month Periods Ended December 31, 2001 and December 31, 2000.

The Company had no revenue during the years ending December 31, 2001 and December 31, 2000. General and administrative expenses for the periods ending December 31, 2001 were $6,458 and interest expenses were $165 for total operating expenses of $6,623. During the period ended December 31, 2000, administrative costs were $261, however, the Company had interest income of $18. Net losses for the periods ended December 31, 2001 and December 31, 2000 were $6,623 and $243 respectively. The Company Increased expenses were due to legal and accounting fees incurred in preparing a public offering of 150,000 shares of common stock.

For the period ended December 31, 2001, the Company has total assets of $19,736 consisting of $1,749 in cash and $17,987 in deferred stock offering costs. For the period ended December 31, 2000, the Company's assets consisted of $6,046 in cash.

Subsequent Events:

Stock Offering - On January 25, 2002, the Company sold 150,000 shares of its previously authorized, but unissued common stock for cash of $75,000 or $.50 per share in a public offering registered with the Security and Exchange Commission on Form SB-2. The Company has closed the offering. Proceeds totaling $75,000 have been allocated as follows:

Total Proceeds	$75,000.00
Less offering expenses	18,659.51
__________
Net Proceeds	$56,340.49
Establish Japanese contracts	1,554.79
Establish Potato Chip Manufacturers	1,360.00
Supplies	1,586.40
Marketing	684.16
Working Capital	6,404.36
_________
Funds Available	$44,750.79
========

Item 7. Financial Statements.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 14.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Name	Age	Position	Since
Cornelius A. Hofman	33	Chief Executive Officer, President & Director	May 1998
Kelly O. McBride	26	Secretary/ Treasurer & Director	September 2000
Brian J. Kramer	32	Director	April 2001

Directors hold office until the next annual shareholders meeting or until their successors are duly elected and qualified. Officers hold office at the discretion of the Directors.

The following is a brief biography of our officers and directors.

Cornelius A. Hofman. Mr. Hofman received a B.A. in Asian Studies from Cornell University in 1991, a Masters in Japanese Studies from the University of Pennsylvania in 1992, and a MBA in Economics and Finance from the University of Chicago in 1994. Since 1995, Mr. Hofman has been president and economist for General Economic Consulting, Inc., which provides economic valuation services to governments, businesses and individuals. Mr. Hofman lived in Japan for two years and speaks fluent Japanese.

Kelly O. McBride. Mr. McBride received his B.A. in Marketing from Idaho State University in 1999. Since September 2000, Mr. McBride has been working as a research analyst for General Economic Consulting, Inc., which provides economic valuation services to governments, businesses and individuals. From 1996 to 2000, Mr. McBride worked as a marketing research analyst for Idaho Central Credit Union where he researched, designed and promoted new products and services. Mr. McBride lived in Taiwan for two years and speaks fluent Mandarin Chinese.

Brian J. Kramer. Mr. Kramer graduated magna cum laude with a major in Japanese and East Asian Languages from the University of Kansas in 1991. He was a Rotary Scholar in 1991 at the center for Japanese studies through Nanzan University in Nagoya, Japan. Mr. Kramer also graduated cum laude with a J.D. from the University of Michigan Law School in 1994. Beginning 2001, Mr. Kramer is a Managing Partner in a sports agency called Classic Sports Management. Since 2000, Mr. Kramer has worked as an attorney at O'Donnell & Shaeffer in Los Angeles, California. From 1997 to 2000, Mr. Kramer was an associate attorney at Seyfarth, Shaw, Fairweather & Geraldson. From 1995 to 1997, he was an associate attorney with Latham & Watkins. From 1993 to 2000, Mr. Kramer served as an officer of Ace Foods, Inc., which exported American snack foods to Japan. Mr. Kramer also lived in Japan as a law clerk at the Wakabayashi Law Office in Tokyo, and speaks fluent Japanese.

Item 10. Executive Compensation

We do not have any formal employment agreements in place for our officers or directors. It is anticipated that upon completion of the offering and prior to the commencement of production, Kelly McBride will devote approximately 20 hours per week as a part-time employee. Mr. McBride will be compensated at an hourly rate of $15.00. All other officers will defer their salaries until such time as we generate sufficient revenue to pay the identified salary. The directors, Mr. McBride and Brian Kramer, received 1,000 shares of common stock each for services rendered on behalf of the Company. Any future compensation for services rendered by directors has not been determined.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation
Cornelius Hofman	2001 2000 1999	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Kelly McBride Secretary/Treasurer & Director	2001 2000 1999	-0- -0- -0-	-0- -0- -0-	(1) -0- -0-
Brian J. Kramer Director	2001 2000 1999	-0- -0- -0-	-0- -0- -0-	(1) -0- -0-

(1) As of April 19, 2001, the Company had not paid any compensation to any officer or director of the Company. However, on April 20, 2001, the Company issued to two of its directors 2,000 shares of common stock, or 1,000 shares each, for services valued at $1,000 or $.50 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 27, 2002, the number and percentage of the 12,152,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Amount	Percentage
Cornelius A. Hofman (1) 5555 North Star Ridge Way Star, ID 83669	10,005,000	82.33
Laurilie Madsen PO Box 338 West Jordan, UT 84084	1,001,000	8.2
Bateman Dynasty, LLC 1065 W. 1150 S. Provo, UT 84601	1,000,000	8.2
Kelly McBride (1) 115 West Ash Street Caldwell, ID 83605	1,000	0.0
Brian Kramer (1) 3439 Keystone Ave., # 5 Los Angeles, CA 90034	1,000	0.0
Officers and Directors Nominees as a Group: 3 People	10,007,000	82.34

(1) Officer and/or director.

All directors serve until the next annual stockholders meeting or until their successors are duly elected and qualified. All officers serve at the discretion of the Board of Directors.

Item 12. Certain Relationships and Related Transactions.

Our officer and director Kelly O. McBride is an employee at General Economic Consulting, Inc., which is owned and controlled by Cornelius A. Hofman, our president, director, and majority shareholder.

Mr. Hofman has directly paid expenses totaling $1,404 on behalf of the Company. At December 31, 2001 the Company owed Mr. Hofman $1,404. No interest is being accrued on the advances.

Mr. Hofman advanced the Company $2,000 as a note payable. The note was due on March 5, 2002 and accrued interest at 10% per annum. At December 31, 2001, accrued interest on the note was $165. The note was subsequently repaid.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

Exhibits

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cach Foods, Inc.

Date: March 29, 2002 By: /s/ Cornelius A. Hofman

Cornelius A. Hofman

President

Date: March 29, 2002 By: /s/ Kelly McBride

Kelly McBride

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2002 By: /s/ Cornelius A. Hofman

Cornelius A. Hofman

Director

Date: March 29, 2002 By: /s/ Kelly McBride

Kelly McBride

Director

Date: March 29, 2002 By: /s/ Brian Kramer

Brian Kramer

Director

CACH FOODS, INC.

[A Development Stage Company]

FINANCIAL STATEMENTS

DECEMBER 31, 2001

INDEPENDENT AUDITORS' REPORT

Board of Directors

CACH FOODS, INC.

Star, Idaho

We have audited the accompanying balance sheet of Cach Foods, Inc. [a development stage company] at December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on May 4, 1998 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Cach Foods, Inc. [a development stage company] as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on May 4, 1998 through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PRITCHETT, SILER & HARDY, P.C.

February 26, 2002,

Salt Lake City, Utah

CACH FOODS, INC.

[A Development Stage Company]

BALANCE SHEET

ASSETS	December 31,
2001
CURRENT ASSETS:
Cash	$ 1,749
___________
Total Current Assets	1,749
OTHER ASSETS:
Deferred stock offering costs	17,987
___________
$ 19,736
___________
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$ 16,820
Advance payable - related party	1,404
Note payable - related party	2,000
Accrued interest payable - related party	165
___________
Total Current Liabilities	20,389
___________
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares authorized, 12,002,000 shares issued and outstanding	12,002
Capital in excess of par value	(5,002)
Earnings (deficit) accumulated during the development stage	(7,653)
___________
Total Stockholders' Equity (Deficit)	(653)
___________
$ 19,736
___________

The accompanying notes are an integral part of this financial statement.

CACH FOODS, INC.

[A Development Stage Company]

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Year Ended December 31,	From Inception on May 4, 1998 through December 31,
	2001	2000	2001
REVENUE	$ -	$ -	$ -
	__________	__________	__________
EXPENSES:
General and administrative	6,458	261	7,534
	__________	__________	__________
LOSS FROM OPERATIONS	(6,458)	(261)	(7,534)
	__________	__________	__________
OTHER INCOME (EXPENSE):
Interest income	-	18	46
Interest expense - related party	(165)	-(165)
	__________	__________	__________
Total Other Income (Expense)	(165)	18	(119)
	__________	__________	__________
LOSS BEFORE INCOME TAXES	(6,623)	(243)	(7,653)
CURRENT TAX EXPENSE	-	-	-
DEFERRED TAX EXPENSE	-	-	-
	__________	__________	__________
NET LOSS	$ (6,623)	$ (243)	$ (7,653)
	__________	__________	__________
LOSS PER COMMON SHARE	$ (.00)	$ (.00)	$ (.00)
	__________	__________	__________

The accompanying notes are an integral part of these financial statements.

CACH FOODS, INC.

[A Development Stage Company]

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FROM THE DATE OF INCEPTION ON MAY 4, 1998

THROUGH DECEMBER 31, 2001

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Earnings (deficit) Accumulated During the Development Stage
	Shares	Amount	Shares	Amount
BALANCE, May 4, 1998	-	$ -	-	$ -	$ -	$ -
Issuance of 2,000,000 shares common stock for cash at $.0005 per share, August 31, 1998	-	-	2,000,000	2,000	(1,000)	-
Net loss for the period ended December 31, 1998	-	-	-	-	-(622)
	__________	__________	__________	__________	__________	__________
BALANCE, December 31, 1998	-	-	2,000,000	2,000	(1,000)	(622)
Net loss for the year ended December 31, 1999	-	-	-	-	-	(165)
	__________	__________	__________	__________	__________	__________
BALANCE, December 31, 1999	-	-	2,000,000	2,000	(1,000)	(787)
Issuance of 10,000,000 shares of common stock for cash at $.0005 per share, September 20, 2000	-	-	10,000,000	10,000	(5,000)	-
Net loss for the year ended December 31, 2000	-	-	-	-	-	(243)
	__________	__________	__________	__________	__________	__________
BALANCE, December 31, 2000	-	-	12,000,000	12,000	(6,000)	(1,030)
Issuance of 2,000 shares of common stock for directors' services rendered at $.50 per share, April 20, 2001	-	-	2,000	2	998	-
Net loss for the year ended December 31, 2001	-	-	-	-	-	(6,623)
	__________	__________	__________	__________	__________	__________
BALANCE, December 31, 2001	-	$ -	12,002,000	$ 12,002	$ (5,002)	$ (7,653)
	__________	__________	__________	__________	__________	__________

The accompanying notes are an integral part of this financial statement.

CACH FOODS, INC.

[A Development Stage Company]

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Year Ended December 31,	From Inception on May 4, 1998 through December 31,
	2001	2000	2001
Cash Flows From Operating Activities:
Net loss	$ (6,623)	$ (243)	$ (7,653)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Stock issued for services rendered	1,000	-	1,000
Changes in assets and liabilities:
Increase in accounts payable	16,820	-	16,820
Increase in accrued interest payable - related party	165	-	165
	__________	__________	__________
Net Cash Provided (Used) by Operating Activities	11,362	(243)	10,332
	__________	__________	__________
Cash Flows From Investing Activities	-	-	-
Net Cash Provided (Used) by Investing Activities	-	-	-
	__________	__________	__________
Cash Flows From by Financing Activities:
Proceeds from issuance of common stock	-	5,000	6,000
Payments for stock offering costs	(17,987)	-	(17,987)
Proceeds from note payable - related party	2,000	-	2,000
Advances from related party	328	261	1,404
	__________	__________	__________
Net Cash Provided (Used) by Financing Activities	(15,659)	5,261	(8,583)
	__________	__________	__________
Net Increase in Cash	(4,297)	5,018	1,749
Cash at Beginning of Period	6,046	1,028	-
	__________	__________	__________
Cash at End of Period	$ 1,749	$ 6,046	$ 1,749
	__________	__________	__________
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the period from inception on May 4, 1998 through December 31, 2001:

On April 20, 2001, the Company issued 2,000 shares of common stock for directors' services valued at $1,000 or $.50 per share.

The accompanying notes are an integral part of these financial statements.

CACH FOODS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Cach Foods, Inc. ("the Company") was organized under the laws of the State of Nevada on May 4, 1998 as Llebpmac, Inc. Effective November 2, 2000, the Company changed its name from Llebpmac, Inc. to Cach Foods, Inc. The Company has not commenced planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company plans to be a merchandiser of wholesale snack foods. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Stock Offering Costs - Costs related to proposed stock offerings are deferred and will be offset against the proceeds of the offering in capital in excess of par value. In the event a stock offering is unsuccessful, the costs related to the offering will be written-off directly to expense.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - CAPITAL STOCK

Preferred stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued at December 31, 2001.

Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value. On August 31, 1998, in connection with its organization, the Company issued 2,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $1,000 or $.0005 per share.

CACH FOODS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK [Continued]

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

The Company has available at December 31, 2001, unused operating loss carryforwards of approximately $7,700 which may be applied against future taxable income and which expire in various years through 2021. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,600 and $350 as of December 31, 2001 and 2000, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $2,250 during 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - As of April 19, 2001, the Company had not paid any compensation to any officer or director of the Company. However, on April 20, 2001, the Company issued to two of its directors 2,000 shares of common stock, or 1,000 shares each, for services valued at $1,000 or $.50 per share.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advance Payable - An officer/shareholder of the Company has directly paid expenses totaling $1,404 on behalf of the Company. At December 31, 2001 the Company owed the shareholder $1,404. No interest is being accrued on the advances.

Note Payable - An officer/shareholder of the Company advanced $2,000 to the Company as a note payable. The note was due March 5, 2002 and accrued interest at 10% per annum. At December 31, 2001 accrued interest on the note was $165. This note was subsequently repaid [See Note 8].

CACH FOODS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has no on-going operations. Further the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Year Ended December 31,	For the Year Ended December 31,	From Inception on May 4, 1998 through December 31,
	2001	2000	2001
Loss from continuing operations available to common shareholders (numerator)	$ (6,623)	$ (243)	$ (7,653)
	__________	__________	__________
Weighted average number of common shares outstanding used in loss per share for the period (denominator)	12,001,397	4,786,885	5,315,266
	__________	__________	__________

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 7 - CONTRACTS AND COMMITMENTS

On October 10, 2000, the Company entered into a licensing agreement with an officer/shareholder of the Company for exclusive rights to use the brand name "Idaho Chips". The agreement is cancelable after April 10, 2003 by either party giving three months written notice to the other. The agreement requires payment of 5% of gross revenues produced from use of the brand name to the officer/shareholder of the Company for 30 months. At that point, if total gross revenues from use of the brand name are at least $500,000, the agreement will be renewed for an additional 12 months. The agreement will then be renewed for 12-month terms for each successive 12-month period of $300,000 in gross revenues from use of the brand name. The agreement is assignable only with prior written consent of the licensor and the agreement states that selling or transferring more than 50% of the outstanding stock constitutes an assignment.

CACH FOODS, INC.

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - SUBSEQUENT EVENTS

Stock Offering - On January 25, 2002, the Company sold 150,000 shares of its previously authorized, but unissued common stock for cash of $75,000 or $.50 per share in a public offering registered with the Security and Exchange Commission on Form SB-2.

Repaid Note Payable - On January 31, 2002, the Company repaid the $2,000 note payable to an officer/shareholder of the Company with the related accrued interest of $181.