Form 10QSB
period 2002-03-31
CACH FOODS INC
filed 2002-05-15
CIK 1135264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 12,152,000 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

CACH FOODS, INC.

(A Development Stage Company)

INDEX

PART I.	Financial Information	Page
	Item I. Financial Statements (unaudited)	3
	Unaudited Condensed Balance Sheet, March 31, 2002	4
	Unaudited Condensed Statements of Operations, for the three months ended March 31, 2002 and 2001 and for the period from inception on May 4, 1998 through March 31, 2002	5
	Unaudited Condensed Statements of Cash Flows, for the three months ended March 31, 2002 and 2001 and for the period from inception on May 4, 1998 through March 31, 2002	6
	Notes to Unaudited Condensed Financial Statements	8
	Item II. Management's Discussion and Analysis of Financial Condition or Plan of Operation	13
PART II.	Other Information
	Item 2. Use of Proceeds from Registered Securities	16
	Item 6. Exhibits and Reports on Form 8-K	16
Signatures	17

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

CACH FOODS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEET

ASSETS	March 31, 2002
CURRENT ASSETS:
Cash	$ 41,590
___________
Total Current Assets	41,590
___________
$ 41,590
___________
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 1,150
___________
Total Current Liabilities	1,150
___________
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares authorized, 12,152,000 shares issued and outstanding	12,152
Capital in excess of par value	51,861
Deficit accumulated during the development stage	(23,573)
___________
Total Stockholders' Equity	40,440
___________
$ 41,590
___________

The accompanying notes are an integral part of this financial statement.

CACH FOODS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	From Inception on May 4, 1998 Through March 31,
	2002	2001	2002
REVENUE	$ -	$ -	$ -
EXPENSES:
General and Administrative	15,904	5,000	23,438
	___________	___________	___________
LOSS FROM OPERATIONS	(15,904)	(5,000)	(23,438)
	___________	___________	___________
OTHER INCOME (EXPENSE):
Interest income	-	-	46
Interest expense	(16)	(7)	(181)
	___________	___________	___________
TOTAL OTHER INCOME (EXPENSE)	(16)	(7)	(135)
	___________	___________	___________
INCOME (LOSS) BEFORE INCOME TAXES	(15,920)	(5,007)	(23,573)
CURRENT TAX EXPENSE	-	-	-
DEFERRED TAX EXPENSE	-	-	-
	___________	___________	___________
NET INCOME (LOSS)	$ (15,920)	$ (5,007)	$ (23,573)
	___________	___________	___________
INCOME (LOSS) PER COMMON SHARE	$ (.00)	$ (.00)	$ (.00)
	___________	___________	___________

The accompanying notes are an integral part of these financial statements.

CACH FOODS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

NET INCREASE (DECREASE) IN CASH

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	From Inception on May 4, 1998 Through March 31,
	2002	2001	2002
Cash Flows Provided by Operating Activities:
Net income (loss)	$ (15,920)	$ (5,007)	$ (23,573)
Adjustments to reconcile net loss to net cash used by operating activities:
Non-cash expense	-	-	1,000
Changes in assets and liabilities:
Increase (decrease) in accrued interest payable - related party	(165)	7	-
(Decrease) in accounts payable	(15,670)	-	1,150
	___________	___________	___________
Net Cash Provided (Used) by Operating Activities	(31,755)	(5,000)	(21,423)
	___________	___________	___________
Cash Flows Provided by Investing Activities	-	-	-
	___________	___________	___________
Net Cash Provided by Investing Activities	-	-	-
	___________	___________	___________
Cash Flows Provided by Financing Activities:
Proceeds from issuance of common stock	75,000	-	81,000
Proceeds (payments) from notes payable-related party	(2,000)	2,000	-
Advances/payments from/to related party	(1,404)	-	-
Payment of stock offering costs	-	-	(17,987)
	___________	___________	___________
Net Cash Provided by Financing Activities	71,596	2,000	63,013
	___________	___________	___________
Net Increase (Decrease) in Cash	39,841	(3,000)	41,590
Cash at Beginning of Period	1,749	6,046	-
	___________	___________	___________
Cash at End of Period	$ 41,590	$ 3,046	$ 41,590
	___________	___________	___________

(Continued)

CACH FOODS, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

NET INCREASE (DECREASE) IN CASH (Continued)
	For the Three Months Ended March 31,	For the Three Months Ended March 31,	From Inception on May 4, 1998 Through March 31,
	2002	2001	2002
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$ 181	$ -	$ -
Income taxes	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the period ended March 31, 2002:

In January 2002, The Company offset deferred offering costs of $17,987 with additional paid in capital.

For the period ended March 31, 2001:

None

For the period from inception on May 4, 1998 through March 31, 2001:

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

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes. [See Note 3]

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

Stock Based Compensation - The Company accounts for its stock based compensation in accordance with Statement of Financial Accounting Standard 123 "Accounting for Stock-Based Compensation". This statement establishes an accounting method based on the fair value of equity instruments awarded to employees as compensation. However, companies are permitted to continue applying previous accounting standards in the determination of net income with disclosure in the notes to the financial statements of the differences between previous accounting measurements and those formulated by the new accounting standard. The Company has adopted the disclosure only provisions of SFAS No. 123, accordingly, the Company has elected to determine net income using previous accounting standards. Stock issued to non-employees is valued based on the fair value of the services received or the fair value of the stock given up.

Earnings (Loss) Per Share - The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which requires the Company to present basic earnings (loss) per share and dilutive earnings (loss) per share when the effect is dilutive. [See Note 6]

CACH FOODS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - CAPITAL STOCK

Preferred stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued at March 31, 2002.

Common Stock - The Company has authorized 100,000,000 shares of common stock, $.001 par value. At March 31, 2002, the Company had 12,152,000 shares of common stock issued and outstanding.

In January 2002, the Company issued 150,000 shares of common stock for $75,000, or $.50 per share. The Company offset stock offering costs of $17,987 against the proceeds from this stock offering.

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

The Company has available at March 31, 2002, unused operating loss carryforwards of approximately $23,500 which may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $3,500 and $2,050 as of March 31, 2002 and 2001, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $900 and $1,700 during the three months ended March 31, 2002 and 2001 respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - On April 20, 2001, the Company issued to two of its directors 2,000 shares of common stock, or 1,000 shares each, for services valued at $1,000 or $.50 per share. The Company estimates the value of services provided by management as nominal for the three months ended March 31, 2002.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

Advance Payable - An officer/shareholder of the Company has directly paid expenses totaling $1,404 on behalf of the Company. At December 31, 2001 the Company owed the shareholder $1,404. During the three months ended March 31, 2002, the Company repaid all advances from the officer/shareholder.

Note Payable - An officer/shareholder of the Company advanced $2,000 to the Company as a note payable. The note was due March 5, 2002 and accrued interest at 10% per annum. At December 31, 2001 accrued interest on the note was $165. During the three months ended March 31, 2002, the Company repaid this note and all accrued interest associated with the note.

Equipment lease - The Company entered into an agreement with an officer/shareholder for the lease of officer equipment. The lease agreement is on a month-to-month arrangement for $200 per month. [See Note 7]

CACH FOODS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has not yet established profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	From Inception on May 4, 1998 through March 31,
	2002	2001	2002
Loss from continuing operations available to common shareholders (numerator)	$ (15,920)	$ (5,007)	$ (23,573)
	___________	___________	___________
Weighted average number of common shares outstanding used in loss per share for the period (denominator)	12,110,333	12,000,000	5,743,826
	___________	___________	___________

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

CACH FOODS, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - CONTRACTS AND COMMITMENTS

Licensing agreement - On October 10, 2000, the Company entered into a licensing agreement with an officer/shareholder of the Company for exclusive rights to use the brand name "Idaho Chips". The agreement is cancelable after April 10, 2003 by either party giving three months written notice to the other. The agreement requires payment of 5% of gross revenues produced from use of the brand name to the officer/shareholder of the Company for 30 months. At that point, if total gross revenues from use of the brand name are at least $500,000, the agreement will be renewed for an additional 12 months. The agreement will then be renewed for 12-month terms for each successive 12-month period of $300,000 in gross revenues from use of the brand name. The agreement is assignable only with prior written consent of the licensor and the agreement states that selling or transferring more than 50% of the outstanding stock constitutes an assignment.

Operating lease - The Company entered into an operating lease agreement with an officer/shareholder of the Company. The Company is leasing office equipment from the officer on a month-to-month arrangement for $200 per month. The lease may be cancelled at anytime by either party. The lease arrangement commenced January 1, 2002.

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

Our History and Business

We were formed as a Nevada corporation on May 4, 1998 originally as Llebpmac, Inc., for the purpose of becoming a restaurant. Before our plan for Llebpmac to operate as a restaurant was inaugurated, we changed the company's name to Cach Foods, Inc. and we changed the purpose of the company to be a snack food wholesale merchandiser in direct response to our research and perceived demand for American snack foods in Japan. On October 2, 2000, our shareholders approved a two for one forward split of our outstanding common stock. On November 1, 2000, we changed our name to Cach Foods, Inc. and we changed our purpose to be a snack food wholesale merchandiser. Our initial focus will be on selling Idaho Chips TM in the Japanese market through convenience stores. If demand permits, we will expand production and sell Idaho Chips TM to larger supermarkets as well other Asian countries. We intend to act as a wholesale merchandiser by sub contracting the actual, manufacturing, packaging, exporting and selling of Idaho Chips TM. If successful in the Japanese market, we will increase the variety of snack foods we offer and expand to other Asian markets.

Cach Foods, Inc. became a public company on October 17, 2001. Since our initial public offering, we have conducted research and explored design possibilities for Idaho Chips TM. We have also began the process of determining who will manufacture and package our products, what products will be offered, how prices will be set, which Japanese convenience stores to target and how to promote our products to importers and distributors.

Business Strategy

Our objective is to become a U.S. exporter to the Asia Pacific of branded premium kettle style potato chips and other salty snack foods by providing high quality products at competitive prices. We will use a distribution channel comprised of intermediaries such as suppliers, manufacturers, wholesalers, importers and distributors to bring our products to market.

Since our initial public offering have taken steps to achieve these goals. Specifically, we have accomplished the following:

* Explored design packaging and pricing for Idaho ChipsTM, including:

- Purchased samples of kettle style potato chips sold in the United States to determine packaging design and manufacturing possibilities

- Purchased a variety of packaging ideas and samples of chips sold in Japan

- Researched packaging color and design to capitalize in impulse buying

- Attended the SnaxPo Convention in Chicago, IL to research product samples, varieties of packaging and potato chip styles

- Researched potential shelf life of canisters and foil containers

- Investigated retail prices of potato chips in Japan's convenience stores.

* Explored relations with manufacturers to produce kettle style potato chips using Idaho ChipsTM customized packaging, including:

- Researching possible kettle style chip manufacturers

- Attending the SnaxPo Convention in Chicago, IL and meeting potential manufacturing clients and canister suppliers

- Researching co-packing opportunities and packaging alternatives

- Researching production costs and alternatives in product packaging

- Researching nitrogen flushing capabilities with manufacturers

* Explored relations with Japanese importers, distributors and convenience stores, including:

- Traveling to Japan to meet with potential Japanese importers and snack food distributors

- Establishing contact opportunities with Japanese importers and distributors

- Attending a national food trade show in Japan.

Production and Distribution Strategies

Suppliers

The principal raw materials used in our Idaho ChipsTM are potatoes and oil. We will not supply our own raw materials, but depend on our manufacturers to acquire raw materials from independent suppliers. We believe that potatoes and oil will be readily available to our manufacturers from numerous suppliers on commercially reasonable terms. Idaho potatoes are available year-round, either freshly harvested or from storage during the winter months. Many manufacturers use sunflower oil to produce kettle style potato chips. We believe that sunflower oil is widely available year-round and that alternative cooking oils are abundant and readily available. As a result, we do not foresee manufacturers experiencing substantial difficulties obtaining raw materials for the production of Idaho ChipsTM.

Manufacturers

We intend to subcontract with independent manufacturers to produce and package kettle-fried potato chips made from Idaho potatoes. We will evaluate potential candidates thoroughly in our selection process. To be considered, candidates must be in compliance with all federal, state, and local government regulations. In order to be considered, the candidate must have the capacity to produce kettle style chips. The candidate must also be well capitalized, possess the necessary production and packaging capacity, and have a strong reputation for quality production. The candidate must be able to package in foil bags or canisters in order to ensure long shelf life. We will expect selected manufacturers to maintain a lab staffed with trained quality control personnel, capable of performing any tests we may establish. We further intend for the manufacturer to assume all costs and risks associated with producing and packaging Idaho ChipsTM. In turn, we will pay a fixed amount for the finished product.

We anticipate the selection process from initial consideration to actual contract will take between three and six months. Once we have a manufacturer under contract, we believe production can begin immediately. We will not actually begin production until our distribution channels are in place. However, we cannot assure we can obtain manufacturers that meet our selection criteria.

Importers and Distributors

We intend to sell Idaho ChipsTM primarily in convenience stores in Japan. We plan to distribute our products through independent international importers and distributors since we believe it is the most efficient method for reaching our target market. Importers and distributors will be selected primarily on the basis of:

- quality of service;

- financial capability; and

- established network of convenience stores.

We intend to service both large convenience store chains and smaller independent convenience stores. Assuming Idaho Chips TM achieves a level of market penetration and customer acceptance among Japanese convenience stores, we intend to use our established distribution networks and/or sub contract with other international distributors to distribute Idaho Chips TM to super markets, delicatessens, and retailers in Japan as well as other Asian countries. We will consider seeking additional outlets for our products at such time as we determine our initial target markets are profitable and we have sufficient revenue or profits to justify expansion.

We intend to begin our importer and distributor selection process once we have a manufacturer in place. This will allow us to provide potential distributors with product sample. We anticipate it may take up to six months to have the distribution network in place to begin shipping product.

Three Month periods Ended March 31, 2002 and 2001

The Company had no revenue from continuing operations for the three month periods ended March 31, 2002 and 2001 respectively. This is the result of the Company's ongoing efforts in developing a market for their trademark.

General and administrative expenses for the three month periods ended March 31, 2002 and 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs and wages. These expenses were $15,904 and $5,000 for the three-month periods ended March 31, 2002 and 2001 respectively. The Company also had interest expenses of $16 and $7 for the same respective periods. Increased expenses for the period ended March 31, 2002 were due to costs and fees associated with developing the Company's business.

As a result of the foregoing factors, the Company realized a net loss of $15,920 for the three months ended March 31, 2002 as compared to a net loss of $5,007 for the same period in 2001.

Liquidity and Capital Resources

At March 31, 2002 the Company had assets consisting of $41,590 cash in hand and total current liabilities of $1,150 in accounts payable. For the period ended March 31, 2001, the Company had $3,046 cash on hand with $3,083 in current liabilities. The increase in assets for the period ended March 31, 2001 is due to proceeds from an issuance of common stock.

The Company believes that its current cash needs can be met with the cash on hand from the proceeds of its initial public offering. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

PART II. OTHER INFORMATION

Item 2. Use of Proceeds from Registered Securities

On January 25, 2002, the Company sold 150,000 shares of its previously authorized, but unissued common stock for cash of $75,000 or $.50 per share in a public offering registered with the Security and Exchange Commission on Form SB-2. The Company has closed the offering. Proceeds totaling $75,000 have been allocated as follows:

Total Proceeds	$75,000
Less offering expenses	18,660
___________
Net Proceeds	$56,340
==========
Establish Japanese contracts	1,555
Establish Potato Chip Manufacturers	1,360
Supplies	1,586
Marketing	684
Payments to Related Party	3,404
Working Capital	6,101
___________
Funds Available	$41,590
==========

Item 2. Changes in Securities

On April 20, 2001, the Company issued to two of its directors 2,000 shares of common stock, or 1,000 shares each, for services valued at $1,000 or $.50 per share. The Company estimates the value of services provided by management as nominal for the three months ended March 31, 2002. The securities were sold in private transactions, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The investor had access to all material information pertaining to the company and its financial condition. The investor completed and signed a subscription agreement attesting to his sophistication or accredited investor status and investment intent. No broker was involved and no commissions were paid in the transactions.

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CACH FOODS, INC.

Date: May 14, 2002 By: /s/ Cornelius A. Hofman

Cornelius A. Hofman, President

Date: May 14, 2002 By: /s/ Kelly McBride

Kelly McBride, Chief Financial & Accounting Officer