Form 10QSB
period 2002-06-30
CACH FOODS INC
filed 2002-08-13
CIK 1135264

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2002

     [   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from     to

                          Commission File No. 333-61424
                                CACH FOODS, INC.
        (Exact name of small business issuer as specified in its charter)

                NEVADA                                 82-0505220
     (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization)

                                  P.O. BOX 4669
                            POCATELLO, ID  83205-4669
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 12,152,000 shares of common stock, par value $0.001

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                                CACH FOODS, INC.
                          (A Development Stage Company)
                                      INDEX

                                                                                  Page
PART I..  Financial Information

          Item I.  Financial Statements (unaudited)                                  3

          Unaudited Condensed Balance Sheet, June 30, 2002 and
          December 31, 2001                                                          4

          Unaudited Condensed Statements of Operations, for the three and six months ended June 30, 2002 and 2001 and for the period from inception
          on May 4, 1998 through June 30, 2002                                       5

          Unaudited Condensed Statements of Cash Flows, for the six months ended June 30, 2002 and 2001 and for the period from inception on
          May 4, 1998 through June 30, 2002                                          6

          Notes to Unaudited Condensed Financial Statements                          7

          Item II.  Management's Discussion and Analysis of Financial Condition
          or Plan of Operation                                                      11

PART II.  Other Information

          Item 2.  Use of Proceeds from Registered Securities                       14

          Item 6.  Exhibits and Reports on Form 8-K                                 15

          Signatures                                                                15

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



                                CACH FOODS, INC.
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                       June  30,     December  31,
                                                         2002           2001
                                                      ------------  --------------
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . . . . .  $     32,208   $      1,749
                                                      ------------  --------------
    Total Current Assets . . . . . . . . . . . . . .        32,208          1,749

OTHER ASSETS:
  Deferred stock offering costs. . . . . . . . . . .             -         17,987
                                                      ------------  --------------
                                                      $     32,208   $     19,736
                                                      ============   =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . .  $      1,169   $     16,820
  Advance payable - related party. . . . . . . . . .             -          1,404
  Note payable - related party . . . . . . . . . . .             -          2,000
  Accrued interest payable - related party . . . . .             -            165
                                                      ------------  --------------
      Total Current Liabilities. . . . . . . . . . .         1,169         20,389
                                                      ------------  --------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock $.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding . .             -              -
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 12,152,000 and 12,002,000 shares
    issued and outstanding, respectively . . . . . .        12,152         12,002
  Capital in excess of par value . . . . . . . . . .        51,057         (5,002)
  Deficit accumulated during the development stage .       (32,170)        (7,653)
                                                      ------------  --------------
    Total Stockholders' Equity (Deficit) . . . . . .        31,039           (653)
                                                      ------------  --------------
                                                      $     32,208   $     19,736
                                                      ============   =============

Note: The balance sheet at December 31, 2001 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.


                                CACH FOODS, INC.
                          [A Development Stage Company]

                    UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                            For  the  Three          For  the  Six         From  Inception
                             Months  Ended           Months  Ended            on  May  4,
                               June  30,                June  30,           1998  through
                        ---------------------  -------------------------      June  30,
                          2002        2001        2002          2001           2002
                       ----------  ----------  ----------  -------------  ----------------
REVENUE . . . . . . .  $       -   $       -   $       -   $           -   $      -
                       ----------  ----------  ----------  -------------  ----------------

EXPENSES:
  Selling . . . . . .        899           -         899               -        899
  General and
    administrative. .      7,698       3,984      23,602           3,984     31,136
                       ----------  ----------  ----------  -------------  ----------------

    Total Expenses. .      8,597       3,984      24,501           3,984     32,035
                       ----------  ----------  ----------  -------------  ----------------

LOSS FROM
 OPERATIONS . . . . .     (8,597)     (3,984)    (24,501)         (3,984)   (32,035)
                       ----------  ----------  ----------  -------------  ----------------

OTHER INCOME
  (EXPENSE):
  Interest income . .          -           -           -               -         46
  Interest expense -
    related party . .          -         (50)        (16)            (57)      (181)
                       ----------  ----------  ----------  -------------  ----------------

    Total Other
      Income
      (Expense) . . .          -         (50)        (16)            (57)      (135)
                       ----------  ----------  ----------  -------------  ----------------

LOSS BEFORE INCOME
  TAXES . . . . . . .     (8,597)     (4,034)    (24,517)         (4,041)   (32,170)

CURRENT TAX EXPENSE .          -           -           -               -          -

DEFERRED TAX
  EXPENSE . . . . . .          -           -           -               -          -
                       ----------  ----------  ----------  -------------  ----------------

NET LOSS. . . . . . .  $  (8,597)  $  (4,034)  $ (24,517)  $      (4,041)  $ (32,170)
                       ----------  ----------  ----------  -------------  ----------------

LOSS PER COMMON
  SHARE . . . . . . .  $    (.00)  $    (.00)  $    (.00)  $        (.00)  $   (.01)
                       ----------  ----------  ----------  -------------  ----------------


The accompanying notes are an integral part of these unaudited condensed financial statements.


                                           CACH FOODS, INC.
                                    [A Development Stage Company]

                            UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                               For  the  Six          From  Inception
                                                               Months  Ended            on  May  4,
                                                                 June  30,            1998  through,
                                                          -------------------------      June  30,
                                                             2002         2001             2002
                                                          ----------  -------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . .  $ (24,517)  $     (4,041)  $(32,170)
  Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
    Stock issued for services rendered . . . . . . . . .          -          1,000      1,000
    Changes in assets and liabilities:
      Increase (decrease) in accounts payable. . . . . .    (15,651)         2,540      1,169
      Increase (decrease) in accrued interest payable -
        related party. . . . . . . . . . . . . . . . . .       (165)            57          -
                                                          ----------  -------------  ----------------
        Net Cash (Used) by Operating Activities. . . . .    (40,333)          (444)   (30,001)
                                                          ----------  -------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES . . . . . . . . . .          -              -          -
                                                          ----------  -------------  ----------------

      Net Cash Provided (Used) by Investing Activities .          -              -          -
                                                          ----------  -------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock . . . . . . . .     75,000              -     81,000
  Payments for stock offering costs. . . . . . . . . . .       (804)        (5,000)   (18,791)
  Proceeds from note payable - related party . . . . . .          -          2,000      2,000
  Payments on note payable - related party . . . . . . .     (2,000)             -     (2,000)
  Advances from (repayments to) related party. . . . . .     (1,404)             -          -
                                                          ----------  -------------  ----------------
      Net Cash Provided (Used) by Financing Activities .     70,792         (3,000)    62,209
                                                          ----------  -------------  ----------------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . .     30,459         (3,444)    32,208

CASH AT BEGINNING OF THE PERIOD. . . . . . . . . . . . .      1,749          6,046          -
                                                          ----------  -------------  ----------------

CASH AT END OF THE PERIOD. . . . . . . . . . . . . . . .  $  32,208   $      2,602   $ 32,208
                                                          ----------  -------------  ----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . .  $       -   $          -   $      -
    Income taxes . . . . . . . . . . . . . . . . . . . .  $       -   $          -   $      -

SUPPLEMENTAL  SCHEDULE  OF  NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:

     For  the  period  from  inception  on  May  4,  1998 through June 30, 2002:
          On April 20, 2001, the Company issued 2,000 shares of common stock for director's services valued at $1,000 or $.50 per share.

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

     CONDENSED FINANCIAL STATEMENTS - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

     LOSS PER SHARE - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

     RECENTLY ENACTED ACCOUNTING STANDARDS - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB
     Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     RESTATEMENT - In October 2000, the Company effected a 2-for-1 forward stock split. The financial statements have been restated, for all periods presented, to reflect this stock split [See Note 2].

                                CACH FOODS, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  2  -  CAPITAL  STOCK

     PREFERRED STOCK - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued at June 30, 2002 and December 31, 2001.

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

     On January 25, 2002, the Company issued 150,000 shares of its previously authorized but unissued common stock. The shares were registered on Form SB-2 and were issued for cash of $75,000 or $.50 per share. Stock offering costs of $18,791 were offset against the proceeds of the offering in capital in excess of par value.

     STOCK SPLIT - On October 2, 2000, the Company effected a 2-for-1 forward stock split. The financial statements for all periods presented have been restated to reflect the stock split.

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

     The Company has available at June 30, 2002, unused operating loss carryforwards of approximately $32,200 which may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $4,800 and $2,600 as of June 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance at each year end of the same amount, resulting in a change in the valuation allowance of approximately $2,200 during the six months ended June 30, 2002.

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

     OFFICE SPACE - As of December 31, 2001, the Company had not had a need to rent office space. On January 1, 2002, the Company signed a lease agreement with an officer/shareholder of the Company. The Company pays $200 per month for office space and equipment on a month-to-month basis. Total lease payments for the six months ended June 30, 2002 and 2001 were $1,200 and $0, respectively.

     ADVANCE PAYABLE - An officer/shareholder of the Company has directly paid expenses totaling $1,404 on behalf of the Company. In March 2002, the Company repaid the advances.

     NOTE PAYABLE - An officer/shareholder of the Company advanced $2,000 to the Company as a note payable. The note was due March 5, 2002 and accrued interest at 10% per annum. In January 2002, the Company repaid the note payable and the related accrued interest of $181.

NOTE  5  -  GOING  CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has not yet commence planned principal operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                CACH FOODS, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  6  -  LOSS  PER  SHARE

     The  following  data  shows  the  amounts used in computing loss per share:


                                           For  the  Three              For  the  Six            From  Inception
                                            Months  Ended               Months  Ended              on  May  4,
                                               June  30,                   June  30,             1998  through
                                       ------------------------  -----------------------------       June  30,
                                          2002          2001          2002           2001              2002
                                      ------------  -----------  -------------  --------------  -----------------
  Loss from operations available to
    common shareholders (numerator).  $    (8,597)  $    (4,034)  $   (24,517)  $      (4,041)  $  (32,170)
                                      ------------  -----------  -------------  --------------  -----------------
  Weighted average number of common
    shares outstanding (denominator)   12,152,000    12,001,560    12,131,282      12,000,785    6,127,979
                                      ------------  -----------  -------------  --------------  -----------------

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

     Cach Foods, Inc. became a public company on October 17, 2001. Since our initial public offering, we have conducted research and explored design possibilities for Idaho Chips (TM). We have also began the process of determining who will manufacture and package our products, what products will be offered, how prices will be set, which Japanese convenience stores to target and how to promote our products to importers and distributors.

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

     Since our initial public offering have taken steps to achieve these goals. Specifically, we have accomplished the following:

     -    Explored  design packaging and pricing for Idaho Chips(TM), including:
          o Purchased samples of kettle style potato chips sold in the United States to determine packaging design and manufacturing possibilities

          o Purchased a variety of packaging ideas and samples of chips sold in Japan
          o Researched packaging color and design to capitalize in impulse buying
          o    Attended the SnaxPo Convention in Chicago, IL to research product samples,  varieties  of  packaging  and  potato  chip  styles
          o    Researched  potential shelf life of canisters and foil containers
          o Investigated retail prices of potato chips in Japan's convenience stores.

     - Explored relations with manufacturers to produce kettle style potato chips using Idaho Chips(TM) customized packaging, including:
          o    Researching  possible  kettle  style  chip  manufacturers
          o    Attending  the  SnaxPo  Convention  in  Chicago,  IL  and meeting potential  manufacturing  clients  and  canister  suppliers
          o    Researching  co-packing  opportunities and packaging alternatives
          o Researching production costs and alternatives in product packaging
          o    Researching  nitrogen  flushing  capabilities  with manufacturers

     - Explored relations with Japanese importers, distributors and convenience stores, including:
          o Traveling to Japan to meet with potential Japanese importers and snack food distributors
          o Establishing contact opportunities with Japanese importers and distributors
          o    Attending  a  national  food  trade  show  in  Japan.

PRODUCTION  AND  DISTRIBUTION  STRATEGIES

     Suppliers

     The principal raw materials used in our Idaho Chips(TM) are potatoes and oil. We will not supply our own raw materials, but depend on our manufacturers to acquire raw materials from independent suppliers. We believe that potatoes and oil will be readily available to our manufacturers from numerous suppliers on commercially reasonable terms. Idaho potatoes are available year-round, either freshly harvested or from storage during the winter months. Many manufacturers use sunflower oil to produce kettle style potato chips. We believe that sunflower oil is widely available year-round and that alternative cooking oils are abundant and readily available. As a result, we do not foresee manufacturers experiencing substantial difficulties obtaining raw materials for the production of Idaho Chips(TM).

     Manufacturers

     We intend to subcontract with independent manufacturers to produce and package kettle-fried potato chips made from Idaho potatoes. We will evaluate potential candidates thoroughly in our selection process. To be considered, candidates must be in compliance with all federal, state, and local government regulations. In order to be considered, the candidate must have the capacity to produce kettle style chips. The candidate must also be well capitalized, possess the necessary production and packaging capacity, and have a strong reputation for quality production. The candidate must be able to package in foil bags or canisters in order to ensure long shelf life. We will expect selected manufacturers to maintain a lab staffed with trained quality control personnel, capable of performing any tests we may establish. We further intend for the manufacturer to assume all costs and risks associated with producing and packaging Idaho Chips(TM). In turn, we will pay a fixed amount for the finished product.

     Importers  and  Distributors

     We intend to sell Idaho Chips(TM) primarily in convenience stores in Japan. We plan to distribute our products through independent international importers and distributors since we believe it is the most efficient method for reaching our target market. Importers and distributors will be selected primarily on the basis of:

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

THREE  MONTH  AND  SIX  MONTH  PERIODS  ENDED  JUNE  30,  2002  AND  2001

     The Company had no revenue from continuing operations for the three month and six month periods ended June 30, 2002 and 2001 respectively. This is the result of the Company's ongoing efforts in developing a market for their trademark. During the three months ended June 30, 2002, Cach Foods has continued to implement its business plan. In the past 90 days, the Company has:

     - Retained legal counsel to explore registering the Idaho Chips trademark throughout the United States and in Japan
     - Continued to develop relationships with Japanese importers, distributors and retailers
     - Worked towards setting up a sales and distribution network for kettle chips in Japan
     -    Continued  to  research production, packaging and distribution options
     - Identified a potential potato chip manufacturer for the Company's products

     The Company does not anticipate generating any revenue until a manufacturing, marketing and distribution network is established.

     General and administrative expenses for the three month periods ended June 30, 2002 and 2001, consisted of general and administrative corporate expenses, and selling costs. These expenses were $8,597 and $3,984 respectively. The Company had interest expenses of $50 for the three months ended June 30, 2001 with no interest expenses during the three months ended June 30, 2002. Increased overall expenses for the period ended June, 2002 were due to increased legal and professional costs associated with a being a public company.

     As a result of the foregoing factors, the Company realized a net loss of $8,597 for the three months ended June 30, 2002 as compared to a net loss of $4,034 for the same period in 2001.

     General and administrative expenses for the six month periods ended June 30, 2002 and 2001, consisted of general and administrative corporate expenses, and selling costs. These expenses were $24,501 and $3,984 respectively. The Company had interest expenses of $16 for the six months ended June 30, 2002 compared to interest expenses of $57 during the six months ended June 30, 2002. Increased overall expenses for the six months ended June, 2002 were due to legal and professional costs associated with a public offering of stock on January 25, 2002.

     As a result of the foregoing factors, the Company realized a net loss of $24,517 for the six months ended June 30, 2002 as compared to a net loss of $4,041 for the same period in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2002 the Company had assets consisting of $32,208 cash in hand and total current liabilities of $1,169 in accounts payable. At December 31, 2001, the Company had assets consisting of $1,749 cash in hand and $17,987 in deferred stock offering costs for total assets of $19,736 with liabilities of $20,389. The increase in assets for the period ended June 30, 2002 is due to proceeds from an issuance of common stock that went effective in January of 2002.

     The Company believes that its current cash needs can be met with the cash on hand from the proceeds of its initial public offering. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.


PART  II.  OTHER  INFORMATION

ITEM  2.  USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

     On January 25, 2002, the Company sold 150,000 shares of its previously authorized, but unissued common stock for cash of $75,000 or $.50 per share in a public offering registered with the Security and Exchange Commission on Form SB-2. The Company has closed the offering. As of June 30, 2002, proceeds have been allocated as follows:


TOTAL  PROCEEDS  OF  OFFERING                         75,000
USE OF PROCEEDS:                  Total at  Total at
                                  3/31/02  6/30/02
                                  -------  --------

Less Offering Expenses . . . . .   18,660   18,660

Net Proceeds . . . . . . . . . .   56,340   56,340
Establishing Japanese Contracts.    1,555    2,293
Researching Manufacturers. . . .    1,360    1,585
Supplies . . . . . . . . . . . .    1,586    1,820
Marketing. . . . . . . . . . . .      684      899
Payments to Related Party. . . .    3,404    3,316

Working Capital. . . . . . . . .    6,101   15,969
Funds Available. . . . . . . . .   41,590   32,208

TOTAL EXPENDITURES FROM PROCEEDS                     42,732
                                                     ------

REMAINING PROCEEDS . . . . . . .                     32,208
                                                     ======

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


EXHIBIT NUMBER   TITLE                                       LOCATION

          99.1    Certification of Chief Executive Officer  Attached

          99.2    Certification of Chief Financial Officer  Attached

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CACH  FOODS,  INC.


Date:  August  9,  2002           /s/ Cornelius  A.  Hofman
                                  -------------------------
                                  Cornelius  A.  Hofman
                                  President



Date:  August  9,  2002           /s/ Kelly  McBride
                                  --------------------------
                                  Kelly  McBride
                                  Chief  Financial  Officer