Form 10QSB
period 2002-09-30
CACH FOODS INC
filed 2002-11-14
CIK 1135264

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  2002

     [   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from     to

                          Commission File No. 333-61424

                                CACH FOODS, INC.
        (Exact name of small business issuer as specified in its charter)

                    NEVADA                           82-0505220
      (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)

                            5555 NORTH STAR RIDGE WAY
                                 STAR, ID  83669
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 12,152,000 shares of common stock, par value $0.001

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                                CACH FOODS, INC.
                          (A Development Stage Company)
                                     INDEX

                                                                                 Page
PART I.   Financial Information

          Item 1.  Financial Statements (unaudited)                                 3

          Unaudited Condensed Balance Sheet, September 30, 2002 and
          December 31, 2001                                                         4

          Unaudited Condensed Statements of Operations, for the three and nine months ended September 30, 2002 and 2001 and for the period from
          inception on May 4, 1998 through September 30, 2002                       5

          Unaudited Condensed Statements of Cash Flows, for the nine months ended September 30, 2002 and 2001 and for the period from inception
          on May 4, 1998 through June 30, 2002                                      6

          Notes to Unaudited Condensed Financial Statements                         7

          Item 2.  Management's Discussion and Analysis of Financial Condition
          or Plan of Operation                                                     11

          Item 3.  Controls and Procedures                                         14

PART II.  Other Information

          Item 2.  Use of Proceeds from Registered Securities                      14

          Item 6.  Exhibits and Reports on Form 8-K                                15

          Signatures                                                               15

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



                                CACH FOODS, INC.
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS

                                                 September 30,    December 31,
                                                     2002             2001
                                                ---------------  --------------

CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . .  $       22,977   $       1,749
                                                ---------------  --------------
    Total Current Assets . . . . . . . . . . .          22,977           1,749

OTHER ASSETS:
  Deferred stock offering costs. . . . . . . .               -          17,987
                                                ---------------  --------------
                                                $       22,977   $      19,736
                                                ===============  ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . .  $            -   $      16,820
  Advance payable - related party. . . . . . .               -           1,404
  Note payable - related party . . . . . . . .               -           2,000
  Accrued interest payable - related party . .               -             165
                                                ---------------  --------------
      Total Current Liabilities. . . . . . . .               -          20,389
                                                ---------------  --------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding . . . . .               -               -
  Common stock, $.001 par value,
    100,000,000 shares authorized,
    12,152,000 and 12,002,000 shares
    issued and outstanding, respectively . . .          12,152          12,002
  Capital in excess of par value . . . . . . .          51,057          (5,002)
  Deficit accumulated during the
    development stage. . . . . . . . . . . . .         (40,232)         (7,653)
                                                ---------------  --------------
    Total Stockholders' Equity (Deficit) . . .          22,977            (653)
                                                ---------------  --------------
                                                $       22,977   $      19,736
                                                ===============  ==============

Note: The balance sheet at December 31, 2001 was taken from the audited financial statements at that date and condensed.

     The accompanying notes are an integral part of these unaudited condensed financial statements.


                                CACH FOODS, INC.
                          [A Development Stage Company]

                    UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                          For  the  Three           For  the  Nine         From  Inception
                           Months  Ended            Months  Ended           on  May  4,
                           September  30,           September  30,         1998  through
                       ----------------------  --------------------------  September  30,
                          2002        2001        2002          2001          2002
                       ----------  ----------  ----------  --------------  --------------
REVENUE . . . . . . .  $       -   $       -   $       -   $           -   $      -
                       ----------  ----------  ----------  --------------  --------------

EXPENSES:
  Selling . . . . . .          -          44         899              44        899
  General and
    administrative. .      8,062       1,361      31,664           5,345     39,198
                       ----------  ----------  ----------  --------------  --------------
    Total Expenses. .      8,062       1,405      32,563           5,389     40,097
                       ----------  ----------  ----------  --------------  --------------
LOSS FROM
 OPERATIONS . . . . .     (8,062)     (1,405)    (32,563)         (3,984)   (40,097)
                       ----------  ----------  ----------  --------------  --------------
OTHER INCOME
  (EXPENSE):
  Interest income . .          -           -           -               -         46
  Interest expense -
    related party . .          -         (50)        (16)           (107)      (181)
                       ----------  ----------  ----------  --------------  --------------
    Total Other
      Income
      (Expense) . . .          -         (50)        (16)           (107)      (135)
                       ----------  ----------  ----------  --------------  --------------
LOSS BEFORE INCOME
  TAXES . . . . . . .     (8,062)     (1,455)    (32,579)         (5,496)   (40,232)

CURRENT TAX EXPENSE .          -           -           -               -          -

DEFERRED TAX
  EXPENSE . . . . . .          -           -           -               -          -
                       ----------  ----------  ----------  --------------  --------------
NET LOSS. . . . . . .  $  (8,062)  $  (1,455)  $ (32,579)  $      (5,496)  $(40,232)
                       ----------  ----------  ----------  --------------  --------------
LOSS PER COMMON
  SHARE . . . . . . .  $    (.00)  $    (.00)  $    (.00)  $        (.00)  $   (.01)
                       ----------  ----------  ----------  --------------  --------------


     The accompanying notes are an integral part of these unaudited condensed financial statements.


                                         CACH FOODS, INC.
                                  [A Development Stage Company]

                         UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                For  the  Nine       From  Inception
                                                                 Months  Ended         on  May  4,
                                                                 September  30,      1998  through,
                                                          -------------------------  September  30,
                                                             2002         2001           2002
                                                          ----------  -------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . .  $ (32,579)  $     (5,496)  $(40,232)
  Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
    Stock issued for services rendered . . . . . . . . .          -          1,000      1,000
    Changes in assets and liabilities:
      Increase (decrease) in accounts payable. . . . . .    (16,820)         6,017          -
      Increase (decrease) in accrued interest payable -
        related party. . . . . . . . . . . . . . . . . .       (165)           107          -
                                                          ----------  -------------  -----------
        Net Cash (Used) by Operating Activities. . . . .    (49,564)         1,628    (39,232)
                                                          ----------  -------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES . . . . . . . . . .          -              -          -
                                                          ----------  -------------  -----------
      Net Cash Provided (Used) by Investing Activities .          -              -          -
                                                          ----------  -------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock . . . . . . . .     75,000              -     81,000
  Payments for stock offering costs. . . . . . . . . . .       (804)        (7,836)   (18,791)
  Proceeds from note payable - related party . . . . . .          -          2,000      2,000
  Payments on note payable - related party . . . . . . .     (2,000)             -     (2,000)
  Advances from (repayments to) related party. . . . . .     (1,404)           135          -
                                                          ----------  -------------  -----------
      Net Cash Provided (Used) by Financing Activities .     70,792         (5,701)    62,209
                                                          ----------  -------------  -----------
NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . .     21,228         (4,073)    22,977

CASH AT BEGINNING OF THE PERIOD. . . . . . . . . . . . .      1,749          6,046          -
                                                          ----------  -------------  -----------
CASH AT END OF THE PERIOD. . . . . . . . . . . . . . . .  $  22,977   $      1,973   $ 22,977
                                                          ----------  -------------  -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . .  $       -   $          -   $      -
    Income taxes . . . . . . . . . . . . . . . . . . . .  $       -   $          -   $      -

SUPPLEMENTAL  SCHEDULE  OF  NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:

For the period from inception on May 4, 1998 through September 30, 2002: On April 20, 2001, the Company issued 2,000 shares of common stock for director's services valued at $1,000 or $.50 per share.


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

     CONDENSED FINANCIAL STATEMENTS - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

     RECENTLY ENACTED ACCOUNTING STANDARDS - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB
     Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

     PREFERRED STOCK - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued at September 30, 2002 and December 31, 2001.

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

                                CACH FOODS, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  3  -  INCOME  TAXES  [CONTINUED]

     The Company has available at September 30, 2002, unused operating loss carryforwards of approximately $40,200 which may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $6,000 and $2,600 as of September 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance at each year end of the same amount, resulting in a change in the valuation allowance of approximately $3,400 during the nine months ended September 30, 2002.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS

     MANAGEMENT COMPENSATION - As of April 19, 2001, the Company had not paid any compensation to any officer or director of the Company. However, on April 20, 2001, the Company issued to two of its directors 2,000 shares of common stock, or 1,000 shares each, for services valued at $1,000 or $.50 per share.

     OFFICE SPACE - As of December 31, 2001, the Company had not had a need to rent office space. On January 1, 2002, the Company signed a lease agreement with an officer/shareholder of the Company. The Company pays $200 per month for office space and equipment on a month-to-month basis. Total lease payments for the nine months ended September 30, 2002 and 2001 were $1,800 and $0, respectively.

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

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has not yet commenced planned principal operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                CACH FOODS, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  6  -  LOSS  PER  SHARE

The  following  data  shows  the  amounts  used  in  computing  loss  per share:


                                           For  the  Three                For  the  Nine        From  Inception
                                            Months  Ended                 Months  Ended           on  May  4,
                                            September  30,                September  30,        1998  through
                                       -------------------------  ----------------------------  September  30,
                                          2002          2001          2002           2001            2002
                                      ------------  ------------  ------------  --------------  -------------

  Loss from operations available to
    common shareholders (numerator).  $    (8,062)  $    (1,455)  $   (32,579)  $      (5,496)  $  (40,232)
                                      ------------  ------------  ------------  --------------  -------------
  Weighted average number of common
    shares outstanding (denominator)   12,152,000    12,002,000    12,138,264      12,001,194    6,472,209
                                      ------------  ------------  ------------  --------------  -------------

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

THREE  MONTH  AND  NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  2001

     The Company had no revenue from continuing operations for the three month and nine month periods ended September 30, 2002 and 2001 respectively. This is the result of the Company's ongoing efforts in developing a market for their trademark. The Company does not anticipate generating any revenue until manufacturing, marketing and distribution networks are established. During the three months ended September 30, 2002, Cach Foods has continued to implement its business plan. In the past 90 days, the Company has:

     - Explored the opportunity to private label other types of snack foods in addition to potato chips, including, but not limited to popcorn and cheese balls.
     - Explored developing international markets in addition to Japan, including but not limited to China, Taiwan and Korea.
     - Explored developing domestic penetration of snack food products to build revenues until an Asian market can be exploited.
     - Continued to develop relationships with Japanese importers, distributors and retailers
     - Worked towards setting up a sales and distribution network for kettle chips in Japan.
     -    Continued  to research production, packaging and distribution options.

     General and administrative expenses for the three month periods ended September 30, 2002 and 2001 were $8,062 and $1,361 respectively. The Company also had interest expenses of $50 and selling expenses of $44 for the three months ended September 30, 2001 with no interest or selling expenses during the three months ended September 30, 2002. Increased overall expenses for the period ended September 30 2002 were due to increased legal and professional costs associated with a being a public company.

     As a result of the foregoing factors, the Company realized a net loss of $8,062 for the three months ended September 30, 2002 as compared to a net loss of $1,455 for the same period in 2001.

     General and administrative expenses for the nine month periods ended September 30, 2002 and 2001 were $31,664 and $5,345 respectively. The Company had interest expenses of $16 for the nine months ended September 30, 2002 compared to interest expenses of $107 during the nine months ended September 30, 2002. Selling costs for the nine month ended September 30, 2002 and 2001 were $899 and $44, respectively. Increased overall expenses for the nine months ended September 30, 2002 were due to legal and professional costs associated with a public offering of stock in January of, 2002, and with ongoing reporting expenses.

     As a result of the foregoing factors, the Company realized a net loss of $32,579 for the nine months ended September 30, 2002 as compared to a net loss of $5,496 for the same period in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2002 the Company had assets consisting of $22,977 cash in hand and no current liabilities. At December 31, 2001, the Company had assets consisting of $1,749 cash in hand and $17,987 in deferred stock offering costs for total assets of $19,736 with liabilities of $20,389. Liabilities at December 31, 2001 consisted of $16,820 in accounts payable, $1,404 in advances payable to a related party, a $2,000 note payable to a related party and $165 in accrued interest payable. The increase in assets for the period ended June 30, 2002 is due to proceeds from an issuance of common stock that became effective in January of 2002. Reduced liabilities in 2002 were due to the Company paying its outstanding dabts.

     The Company believes that its current cash needs can be met with the cash on hand from the proceeds of its initial public offering. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

ITEM  3.  CONTROLS  AND  PROCEDURES

     Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART  II.  OTHER  INFORMATION

ITEM  2.  USE  OF  PROCEEDS  FROM  REGISTERED  SECURITIES

     On January 25, 2002, the Company sold 150,000 shares of its previously authorized, but unissued common stock for cash of $75,000 or $.50 per share in a public offering registered with the Security and Exchange Commission on Form SB-2. The Company has closed the offering. As of September 30, 2002, proceeds have been allocated as follows:



                                  Total at  Total at  Total at
                                  3/31/02   6/30/02   9/30/02
                                  --------  --------  --------

TOTAL PROCEEDS . . . . . . . . .    75,000    75,000    75,000
                                  --------  --------  --------
Less Offering Expenses (1) . . .    18,660    18,660    16,910

Net Proceeds (1) . . . . . . . .    56,340    56,340    58,090
USE OF PROCEEDS:
Establishing Japanese Contracts.     1,555     2,293     2,293
Researching Manufacturers. . . .     1,360     1,585     1,585
Supplies . . . . . . . . . . . .     1,586     1,820     2,398
Marketing. . . . . . . . . . . .       684       899       899
Payments to Related Party. . . .     3,404     3,316     3,316

Working Capital. . . . . . . . .     6,101    15,969    24,622
Funds Available. . . . . . . . .    41,590    32,208    22,977

(1) Offering expenses were lower than originally anticipated. As a result, net proceeds are higher than previously reported. Accordingly, we have revised our disclosure to more accurately reflect the offering expenses and net proceeds resulting from our public offering.


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBIT NUMBER  TITLE                                       LOCATION
          99.1    Certification of Chief Executive Officer  Attached

          99.2    Certification of Chief Financial Officer  Attached

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CACH  FOODS,  INC.


Date:  November  13,  2002         /s/Cornelius  A.  Hofman
                                   -------------------------
                                   Cornelius  A.  Hofman
                                   President  and  CEO



Date:  November  13,  2002         /s/Kelly  McBride
                                   -----------------------
                                   Kelly  McBride
                                   Chief  Financial  Officer