Form 10KSB
period 2002-12-31
CACH FOODS INC
filed 2003-03-31
CIK 1135264

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark  One)
[  X  ]     Annual  report  pursuant  to  section  13 or 15(d) of the Securities
Exchange  Act  of  1934
     For  the  fiscal  year  ended  December  31,  2002

[   ]     Transition report under section 13 or 15(d) of the Securities Exchange
Act  of  1934
     For  the  transition  period  from  ___________________  to  ______________

                        Commission File Number 333-61424

                                CACH FOODS, INC.
                 (Name of small business issuer in its charter)

                      NEVADA                         82-0505220
         (State or other jurisdiction of     (I.R.S. Employer I.D. No.)
          incorporation or organization)

                   5555 NORTH STAR RIDGE ROAD, STAR, ID  83669
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

The issuer's common stock is listed on the Over the Counter Bulletin Board under the symbol CACF. There was no active trading market during fiscal year 2002, therefore the aggregate market value of the issuer's common stock held by non-affiliates at December 31, 2002 is deemed to be $-0-.

At December 31, 2002, the issuer had 12,152,000 shares of its $.001 par value common stock issued and outstanding.

Transitional  Small  Business  Format:   Yes  [   ]   No  [  X  ]
Documents  incorporated  by  reference:  none


                                             FORM 10-KSB
                                          CACH FOODS, INC.
                                                INDEX

                                                                                             Page
PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      6

          Item 3.  Legal Proceedings                                                            6

          Item 4.  Submission of Matters to a Vote of Security Holders                          6

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     6

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    7

          Item 7.  Financial Statements                                                         9

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  9

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                9

          Item 10.  Executive Compensation                                                     10

          Item 11.  Security Ownership of Certain Beneficial Owners and Management             11

          Item 12.  Certain Relationships and Related Transactions                             12

          Item 13.  Exhibits and Reports on Form 8-K                                           12

          Item 14.  Controls and Procedures                                                    12

          Signatures                                                                           13

          Certifications                                                                       14

(Inapplicable  items  have  been  omitted)

                                     PART I

FORWARD-LOOKING  STATEMENT  NOTICE

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

ITEM  1.  DESCRIPTION  OF  BUSINESS.

OUR  HISTORY  AND  BUSINESS

We were formed as a Nevada corporation under the name Llebpmac, Inc. on May 4, 1998. We originally incorporated to establish and operate a restaurant. We did not open the restaurant. On October 2, 2000, our shareholders approved a two for one forward split of our outstanding common stock. We then changed our name to Cach Foods, Inc. on November 1, 2000 and we changed our purpose to be a snack food wholesale merchandiser. Our current business plan is to market potato chips in Japan under the Idaho Chips trademark.

We do not own the Idaho Chips trademark. On October 30, 2000, we entered into a license agreement with the owner of the Idaho Chips trademark, Cornelius A. Hofman, our president and director. The license gives us the exclusive worldwide use of the brand name Idaho Chips(TM) for a 30-month period. We are currently negotiating an extension of the agreement which is due to expire on April 10, 2003.

Cach Foods, Inc. became a public company on October 17, 2001. Since our initial public offering, we have conducted research and explored design possibilities for Idaho Chips(TM). We have also began the process of determining who will manufacture and package our products, what products will be offered, how prices will be set, which Japanese convenience stores to target and how to promote our products to importers and distributors. Our initial focus will be on selling Idaho Chips(TM) in the Japanese market through convenience stores. If demand permits, we will expand production and sell Idaho Chips(TM) to larger supermarkets as well other Asian countries. We intend to act as a wholesale merchandiser by subcontracting the actual manufacturing, packaging, exporting and selling of Idaho Chips(TM). If successful in the Japanese market, we will increase the variety of snack foods we offer and expand to other Asian markets.

BUSINESS  STRATEGY

We will use a distribution channel comprised of intermediaries such as suppliers, manufacturers, wholesalers, importers and distributors to bring our products to market. We anticipate it will take at least six months to have the distribution network in place to begin shipping product. During the next 12 months, our officers and directors will continue to allocate a substantial portion of their time to developing contacts with the following intermediaries:

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

We intend to service both large convenience store chains and smaller independent convenience stores. Assuming Idaho Chips(TM) achieves a level of market penetration and customer acceptance among Japanese convenience stores, we intend to use our established distribution networks and/or sub contract with other international distributors to distribute Idaho Chips(TM) to supermarkets, delicatessens, and retailers in Japan as well as other Asian countries. We will consider seeking additional outlets for our products at such time as we determine our initial target markets are profitable and we have sufficient revenue or profits to justify expansion.

ROLE  OF  MANAGEMENT

Once the distribution channel of intermediaries is developed, our officers and directors will spend a majority of their time directing the production of Idaho Chips(TM). We anticipate these duties will include supervising quality control, receiving and processing orders, and coordinating the manufacturing, packaging and delivery of Idaho Chips(TM) to Japanese importers and distributors. We intend to outsource each stage of production to intermediaries. We believe that this will enable us to be more efficient in delivering our goods to target markets.

LICENSE

We do not own the Idaho Chips trademark. On October 30, 2000, we entered into a license agreement with the owner of the Idaho Chips trademark, Cornelius A. Hofman, our president and director. The license gives us the exclusive worldwide use of the brand name Idaho Chips(TM) for a 30-month period. In return, we will pay five percent of our gross revenue to Mr. Hofman. If, by April 10, 2003, we do not generate a threshold amount of $500,000 in gross revenue, we will lose exclusivity under the license. If we generate the threshold amount, the agreement is automatically renewed for an additional 12-month period, and will be extended for each successive 12-month period if we generate gross revenue of $300,000 in the prior 12-month period. Because we have not generated any revenues to date, we are currently negotiating an extension of the license agreement.

COMPETITION

Idaho Chips(TM) will compete against other salty snack foods, including regular and kettle style potato chips, tortilla chips, popcorn and pretzels. The industry of exporting salty U.S. snack foods to Japan is highly competitive and dominated primarily by Calbee, Proctor & Gamble, and Frito-Lay, Inc. Calbee, Proctor & Gamble, and Frito-Lay possess substantially greater financial, production, marketing, distribution and other resources than many other companies. Calbee, Proctor & Gamble, and Frito-Lay brands are more widely recognized than the brands of other companies. Numerous other companies that are our actual or potential competitors have greater financial and other resources, including more employees and more extensive facilities, than we do. In addition, local or regional Japanese markets often have a significant number of smaller competitors, many of whom may offer kettle style potato chips similar to our Idaho Chips(TM).

GOVERNMENTAL  REGULATION

The United States Food and Drug Administration may regulate and inspect our products, manufacturers and their suppliers. Every food manufacturer in the United States must meet the FDA's minimum standards relating to the preparation and packaging of food. Food manufacturers must also comply with state, local and federal laws regarding the disposition of property and leftover foodstuffs. We cannot assure that our manufacturers or their suppliers will be in compliance with all applicable laws and regulations or that they will be able to comply with any future laws and regulations. Furthermore, additional or amended regulations by the FDA may inhibit or prevent the development, distribution and sale of Idaho Chips(TM) in the Japanese market.

EMPLOYEES

We have no employees and no formal employment agreements with our officers. Nor do we intend to hire employees until our operations require expansion. Our officers have agreed to devote such time as necessary for the development of our business. Kelly McBride currently devotes approximately 20 hours per week as a part-time employee while maintaining outside employment. It is further anticipated that all other officers will maintain outside employment and devote a portion of their time to our business as needed. None of our officers will receive a regular salary or wage until operations have been developed to a point where such can be paid. However, officers and directors are entitled to reimbursement for reasonable out of pocket expenses incurred on our behalf.

ITEM  2.  DESCRIPTION  OF  PROPERTY

In  January of 2002, we began leasing office space from our President, Cornelius
A. Hofman for $200 per month on a month-to-month basis. Total rents paid during 2002 were $2,400. We intend to maintain our current office situation for the next twelve months, unless our operations expand to a degree necessitating relocation.

ITEM  3.  LEGAL  PROCEEDINGS

We are not a party to any bankruptcy, receivership or other legal proceeding, and to the best of our knowledge, no such proceedings by or against us have been threatened.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Our common stock is listed on the Over the Counter Bulletin Board under the symbol CACF. As of December 31, 2002, there were approximately 34 shareholders holding 12,152,000 shares of our common stock. Of the issued and outstanding common stock, 144,000 shares are free trading, the balance are restricted stock as that term is used in Rule 144. A table detailing the high and low bid and ask prices for our common stock during the previous year is provided below:


                                CLOSING BID      CLOSING ASK
2002                            HIGH    LOW      HIGH     LOW

May 31 (first available)
through June 28. . . . . . . .  None    None      None     None

July 1 through September 30     .65     .40       .80      .75

October 1 through December 31   .55     .35       .90      .51

The above quotations, as provided by the National Quotation Bureau, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS.

Since our initial public offering, we have taken specific steps to achieve our goals. During the past year we have accomplished the following:

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

During  the  past  90  days,  we  have:

     - Performed additional research on popcorn and potato chip manufacturing opportunities in the United States.

     - Explored the possibility of developing a market in China. These efforts included:

          o Working with Wise Foods and Stonehedge Farms to secure product samples.

          o    Developing  a  marketing  brochure  for  use  in  China.

          o Sending a marketing representative to China to explore opportunities with Chinese companies.

          o Attending trade shows in China where our representative promoted our proposed line of products.

          o Gathering market data and arranging to have sample products available to potential Chinese clients during the Chinese New Year holiday.

TWELVE  MONTH  PERIODS  ENDED  DECEMBER  31,  2002  AND  DECEMBER  31,  2001.

We have not generated any revenue to date although we hope to begin marketing our proposed products in the coming year. Expenses for the year ending December 31, 2002 were $43,258 consisting of $2,905 in selling expenses and $40,353 in general and administrative expenses. We also had $16 in interest expense resulting in a net loss of $43,274. By comparison, expenses for the year ended December 31, 2001 consisted of $6,458 in general and administrative costs and interest expense of $165 resulting in a net loss of $6,623.

Increased general and administrative expenses during 2002 were largely due to costs for consulting and management services. These expenses were $19,217 in 2002 compared to $100 in 2001. We also had rental expense of $2,400 in 2002 compared to no rental expenses during 2001. Legal and accounting fees relating to preparing and filing our public reports also increased from $4,808 in 2001 to $9,486 in 2002. Other unprecedented costs in 2002 included $3,404 in debt repayment and $5,758 in travel expenses related to implementing our business plan.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2002, our total assets consisted of $14,137 in cash. Liabilities at December 31, 2002 consisted of $1,855 in accounts payable. At December 31, 2001 our assets consisted of $1,749 in cash and $17,987 in deferred stock offering costs. We have no significant material commitments for capital expenditures during the next twelve months. We estimate that general and administrative expenses for the next year will be approximately $10,000 and we believe that we have sufficient cash on hand to meet these anticipated expenses. Since we have not yet commenced operations and have a history of losses, our auditors have expressed substantial doubt about our ability to continue as a going concern. We intend to continue implementing our business plan, however, we cannot guarantee that we will be able to produce and distribute any products or generate any revenue during the next twelve months. If we require additional capital, we may seek advances from officers or shareholders, sell additional common stock or explore other debt financing strategies.

STOCK OFFERING - On January 25, 2002, we sold 150,000 shares of our previously authorized, but unissued common stock for cash of $75,000 or $.50 per share in a public offering registered with the Security and Exchange Commission on Form SB-2. As of December 31, 2002 total proceeds of $75,000 have been allocated as follows:


TOTAL PROCEEDS. . . . . . . . .  75,000
                                 ------
Offering Expenses (1) . . . . .  18,791
Travel. . . . . . . . . . . . .   5,706
Reduction of Accounts Payable .  10,084
Office Rental . . . . . . . . .   2,400
Supplies. . . . . . . . . . . .   2,826
Consulting and Management Fees.  19,217
Legal and Accounting Fees . . .   9,486
Payments to Related Party . . .   3,404
Selling and Marketing Expenses.   2,905
Interest Expense. . . . . . . .     181
PROCEEDS USED . . . . . . . . .  75,000

PROCEEDS REMAINING. . . . . . .     -0-

     (1) We originally estimated our offering expenses to be $18,660. During the third quarter of 2002 we restated our estimated offering expenses as $16,910. The current table reflects actual offering costs of $18,791 based on our audited financial statements for the year ended December 31, 2002.

ITEM  7.  FINANCIAL  STATEMENTS.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 16.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


NAME                 AGE                    POSITION                         SINCE
-------------------  ---  ---------------------------------------------  --------------

Cornelius A. Hofman   34  Chief Executive Officer, President & Director  May 1998

Kelly O. McBride. .   27  Secretary/ Treasurer & Director                September 2000

Brian J. Kramer . .   33  Director                                       April 2001

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

ITEM  10.  EXECUTIVE  COMPENSATION

In 2001 we agreed to pay Kelly McBride $15.00 an hour to manage our business on an as-needed basis. During the year ended December 31, 2002 we paid Verius, Inc., a company controlled by Mr. McBride, a total of $14,335 for his management and consulting services. All other officers will defer their salaries until we achieve profitable operations. Any future compensation for services rendered by directors has not been determined.


                           SUMMARY COMPENSATION TABLE


NAME AND PRINCIPAL POSITION       YEAR  SALARY ($)   BONUS ($)   OTHER ANNUAL
                                                                 COMPENSATION
Cornelius Hofman . . . . . . . .  2002          -0-        -0-            -0-
  President & Director . . . . .  2001          -0-        -0-            -0-
                                  2000          -0-        -0-            -0-

Kelly McBride. . . . . . . . . .  2002  $    14,335        -0-            -0-
  Secretary/Treasurer & Director  2001          -0-        -0-  $      500 (1)
                                  2000          -0-        -0-            -0-

Brian J. Kramer. . . . . . . . .  2002          -0-        -0-            -0-
  Director . . . . . . . . . . .  2001          -0-        -0-  $      500 (1)
                                  2000          -0-        -0-            -0-

(1) On April 20, 2001, the Company issued to two of its directors 2,000 shares of common stock, or 1,000 shares each, for services valued at $1,000 or $.50 per share.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth as of December 31, 2002, the number and percentage of the 12,152,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


NAME AND ADDRESS              AMOUNT    PERCENTAGE

Cornelius A. Hofman (1). .  10,005,000       82.33
5555 North Star Ridge Way
Star, ID 83669

Laurilie Madsen. . . . . .   1,001,000         8.2
PO Box 338
West Jordan, UT 84084

Bateman Dynasty, LLC . . .   1,000,000         8.2
1065 W. 1150 S.
Provo, UT 84601

Kelly McBride (1). . . . .       1,000         0.0
115 West Ash Street
Caldwell, ID 83605

Brian Kramer (1) . . . . .       1,000         0.0
3439 Keystone Ave., # 5
Los Angeles, CA 90034

Officers and Directors . .  10,007,000       82.34
Nominees as a Group:
3 People

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

During the year ended December 31, 2002 we paid $14,335 to Verius, Inc. for management and consulting services. Kelly McBride is the president of Verius, Inc.

We currently lease office space from Mr. Hofman on a month-to-month basis for $200 per month.

At December 31, 2001 we owed Mr. Hofman $1,404 for expenses he had paid directly on our behalf. We repaid these advances during January, February and March of 2002. The advances did not bear interest.

Mr. Hofman advanced the Company $2,000 as a note payable. The note was due on March 5, 2002 and accrued interest at 10% per annum. We repaid the $2,000 note and accrued interest of $181 in January of 2002.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


EXHIBIT NUMBER  TITLE                                     LOCATION

          99.1  Certification of Chief Executive Officer  Attached

          99.2  Certification of Chief Financial Officer  Attached

          99.3  Code of Ethics . . . . . . . . . . . . .  Attached

REPORTS  ON  FORM  8-K

No  reports  on  Form 8-K were filed during the quarter ended December 31, 2002.

ITEM  14.  CONTROLS  AND  PROCEDURES

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

To demonstrate our commitment to maintaining effective disclosure controls and procedures, we have recently adopted a Code of Ethics and Business Conduct. In pertinent part, the Code authorizes the establishment of an audit committee to oversee the effectiveness of our disclosure controls and procedures. A copy of the Code is attached as an exhibit to this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CACH  FOODS,  INC.



Date:  3/27/03                     /s/Cornelius  A.  Hofman
                                   -------------------------
                                   Cornelius  A.  Hofman
                                   President


Date:  3/27/03                     /s/Kelly  McBride
                                   -------------------------
                                   Kelly  McBride
                                   Chief  Financial  Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  3/27/03                     /s/Cornelius  A.  Hofman
                                   ------------------------
                                   Cornelius  A.  Hofman
                                   Director



Date:  3/27/03                     /s/Kelly  McBride
                                   ------------------
                                   Kelly  McBride
                                   Director


Date:  3/27/03                     /s/Brian  Kramer
                                   --------------------
                                   Brian  Kramer
                                   Director

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Cornelius A. Hofman, the Chief Executive Officer of Cach Foods, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  the  Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March  27,  2003                   /s/Cornelius  A.  Hofman
                                   -------------------------
                                   Chief  Executive  Officer

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kelly McBride, the Chief Financial Officer of Cach Foods, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  the  Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March  27,  2003                   /s/Kelly  McBride
                                   -------------------------
                                   Chief  Financial  Officer


                 CACH FOODS, INC.
          [A Development Stage Company]

              FINANCIAL STATEMENTS

                DECEMBER 31, 2002


                    CONTENTS

                                                 PAGE
                                                 -----
  -    Independent Auditors' Report. . . . . .    17


  -    Balance Sheet, December 31, 2002. . . .    18


  -    Statements of Operations, for the years
     ended December 31, 2002 and 2001
     and for the period from inception on
     May 4, 1998 through December 31, 2002 . .    19


  -    Statement of Stockholders' Equity from
     inception on May 4, 1998 through
       December 31, 2002 . . . . . . . . . . .    20


  -    Statements of Cash Flows, for the years
     ended December 31, 2002 and 2001
     and for the period from inception on
     May 4, 1998 through December 31, 2002 . .    21


  -    Notes to Financial Statements . . . . .    22


                          INDEPENDENT AUDITORS' REPORT


Board  of  Directors
CACH  FOODS,  INC.
Star,  Idaho

We have audited the accompanying balance sheet of Cach Foods, Inc. [a development stage company] at December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on May 4, 1998 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Cach Foods, Inc. [a development stage company] as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on May 4, 1998 through December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since its inception and has not yet commenced planned principal operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT,  SILER  &  HARDY,  P.C.
-----------------------------------

February  21,  2003
Salt  Lake  City,  Utah


                    CACH FOODS, INC.
           [A  Development  Stage  Company]

                      BALANCE SHEET

                          ASSETS

                                       December 31,
                                           2002
                                      --------------
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . .  $      14,137
                                      --------------
    Total Current Assets . . . . . .         14,137
                                      --------------
                                      $      14,137
                                      --------------


        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable . . . . . . . . .  $       1,855
                                      --------------
      Total Current Liabilities. . .          1,855
                                      --------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding              -
  Common stock, $.001 par value,
    100,000,000 shares authorized,
    12,152,000 shares issued and
    outstanding. . . . . . . . . . .         12,152
  Capital in excess of par value . .         51,057
  Deficit accumulated during the
    development stage. . . . . . . .        (50,927)
                                      --------------
    Total Stockholders' Equity . . .         12,282
                                      --------------
                                      $      14,137
                                      --------------

    The accompanying notes are an integral part of this financial statement.



                                CACH FOODS, INC.
                          [A Development Stage Company]

                            STATEMENTS OF OPERATIONS

                                               For  the            From Inception
                                              Year  Ended          on  May  4,
                                              December 31,         1998 through
                                      ---------------------------  December 31,
                                          2002           2001         2002
                                      -------------  ------------  --------------

REVENUE . . . . . . . . . . . . . .  $           -   $         -   $      -
                                      -------------  ------------  --------------

EXPENSES:
  Selling . . . . . . . . . . . . .          2,905             -      2,905
  General and administrative. . . .         40,353         6,458     47,887
                                      -------------  ------------  --------------
    Total Expenses. . . . . . . . .         43,258         6,458     50,792
                                      -------------  ------------  --------------

LOSS FROM OPERATIONS. . . . . . . .        (43,258)       (6,458)   (50,792)
                                      -------------  ------------  --------------

OTHER INCOME (EXPENSE):
  Interest income . . . . . . . . .              -             -         46
  Interest expense - related party.            (16)         (165)      (181)
                                      -------------  ------------  --------------
    Total Other Income (Expense). .            (16)         (165)      (135)
                                      -------------  ------------  --------------

LOSS BEFORE INCOME TAXES. . . . . .        (43,274)       (6,623)   (50,927)

CURRENT TAX EXPENSE . . . . . . . .              -             -          -

DEFERRED TAX EXPENSE. . . . . . . .              -             -          -
                                      -------------  ------------  --------------

NET LOSS. . . . . . . . . . . . . .  $     (43,274)  $    (6,623)  $(50,927)
                                      -------------  ------------  --------------

LOSS PER COMMON SHARE . . . . . . .  $        (.00)  $      (.00)  $   (.01)
                                      -------------  ------------  --------------

    The accompanying notes are an integral part of this financial statement.


                                                    CACH FOODS, INC.
                                             [A Development Stage Company]

                                          STATEMENT OF STOCKHOLDERS' EQUITY
                                      FROM THE DATE OF INCEPTION ON MAY 4, 1998
                                              THROUGH DECEMBER 31, 2002

                                                                                                           Deficit
                                                                                                         Accumulated
                                            Preferred  Stock        Common  Stock        Capital  in     During  the
                                          ---------------------  ----------------------   Excess  of     Development
                                           Shares      Amount      Shares      Amount      Par Value        Stage
                                          ---------  ----------  ----------  ----------  -------------  -------------
BALANCE, May 4, 1998 . . . . . . . . . .          -  $        -           -  $        -  $          -   $          -

Issuance of 2,000,000 shares of
  common stock for cash at $.0005
  per share, May 1998. . . . . . . . . .          -           -   2,000,000       2,000        (1,000)             -

Net loss for the period ended
  December 31, 1998. . . . . . . . . . .          -           -           -           -             -           (622)
                                          ---------  ----------  ----------  ----------  -------------  -------------
BALANCE, December 31, 1998 . . . . . . .          -           -   2,000,000       2,000        (1,000)          (622)

Net loss for the year ended
  December 31, 1999. . . . . . . . . . .          -           -           -           -             -           (165)
                                          ---------  ----------  ----------  ----------  -------------  -------------
BALANCE, December 31, 1999 . . . . . . .          -           -   2,000,000       2,000        (1,000)          (787)

Issuance of 10,000,000 shares of
  common stock for cash at $.0005
  per share, September 2000. . . . . . .          -           -  10,000,000      10,000        (5,000)             -

Net loss for the year ended
  December 31, 2000. . . . . . . . . . .          -           -           -           -             -           (243)
                                          ---------  ----------  ----------  ----------  -------------  -------------
BALANCE, December 31, 2000 . . . . . . .          -           -  12,000,000      12,000        (6,000)        (1,030)

Issuance of 2,000 shares of common
  stock for directors' services rendered
  at $.50 per share, April 2001. . . . .          -           -       2,000           2           998              -

Net loss for the year ended
  December 31, 2001. . . . . . . . . . .          -           -           -           -             -         (6,623)
                                          ---------  ----------  ----------  ----------  -------------  -------------
BALANCE, December 31, 2001 . . . . . . .          -           -  12,002,000      12,002        (5,002)        (7,653)

Issuance of 150,000 shares of
  common stock for cash at $.50 per
  share, net of offering costs of
  $18,791, January 2002. . . . . . . . .          -           -     150,000         150        56,059              -

Net loss for the year ended
  December 31, 2002. . . . . . . . . . .          -           -           -           -             -        (43,274)
                                          ---------  ----------  ----------  ----------  -------------  -------------
BALANCE, December 31, 2002 . . . . . . .          -  $        -  12,152,000  $   12,152  $     51,057   $    (50,927)
                                          ---------  ----------  ----------  ----------  -------------  -------------

    The accompanying notes are an integral part of this financial statement.


                                          CACH FOODS, INC.
                                    [A Development Stage Company]

                                     STATEMENTS OF CASH FLOWS

                                                                    For  the            From Inception
                                                                   Year  Ended          on  May  4,
                                                                   December  31,        1998  through
                                                            --------------------------  December  31,
                                                                2002          2001         2002
                                                            ------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $   (43,274)  $    (6,623)  $(50,927)
  Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
    Stock issued for services rendered . . . . . . . . . .            -         1,000      1,000
    Changes in assets and liabilities:
      Increase (decrease) in accounts payable. . . . . . .      (14,965)       16,820      1,855
      Increase in accrued interest payable - related party         (165)          165          -
                                                            ------------  ------------  -------------
        Net Cash Provided (Used) by Operating Activities .      (58,404)       11,362    (48,072)
                                                            ------------  ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES . . . . . . . . . . .            -             -          -
                                                            ------------  ------------  -------------
      Net Cash Provided (Used) by Investing Activities . .            -             -          -
                                                            ------------  ------------  -------------

CASH FLOWS FROM BY FINANCING ACTIVITIES:
  Proceeds from issuance of common stock . . . . . . . . .       75,000             -     81,000
  Payments for stock offering costs. . . . . . . . . . . .         (804)      (17,987)   (18,791)
  Proceeds from note payable - related party . . . . . . .            -         2,000      2,000
  Payments on note payable - related party . . . . . . . .       (2,000)            -     (2,000)
  Advances from related party. . . . . . . . . . . . . . .            -           328      1,404
  Repayments to related party. . . . . . . . . . . . . . .       (1,404)            -     (1,404)
                                                            ------------  ------------  -------------
      Net Cash Provided by Financing Activities. . . . . .       70,792       (15,659)    62,209
                                                            ------------  ------------  -------------

NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . .       12,388        (4,297)    14,137

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . .        1,749         6,046          -
                                                            ------------  ------------  -------------

CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . .  $    14,137   $     1,749   $ 14,137
                                                            ------------  ------------  -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest . . . . . . . . . . . . . . . . . . . . . . .  $       181   $         -   $    181
    Income taxes . . . . . . . . . . . . . . . . . . . . .  $         -   $         -   $      -

SUPPLEMENTAL  SCHEDULE  OF  NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:

     For  the  period  from  inception on May 4, 1998 through December 31, 2002:
In April 2001, the Company issued 2,000 shares of common stock for directors' services valued at $1,000 or $.50 per share.


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

     ADVERTISING COSTS - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the years ended December 31, 2002 and 2001, advertising costs amounted to $2,905 and $0, respectively.

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

     RECENTLY ENACTED ACCOUNTING STANDARDS - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB
     Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     RESTATEMENT - In October 2000, the Company effected a 2-for-1 forward stock split. The financial statements have been restated, for all periods presented, to reflect this stock split [See Note 2].

                                CACH FOODS, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  2  -  CAPITAL  STOCK

     PREFERRED STOCK - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued at December 31, 2002.

     COMMON STOCK - The Company has authorized 100,000,000 shares of common stock, $.001 par value. In May 1998, in connection with its organization, the Company issued 2,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $1,000 or $.0005 per share.

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

     The Company has available at December 31, 2002, unused operating loss carryforwards of approximately $50,900 which may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $7,600 and $2,600 as of December 31, 2002 and 2001, respectively, with an offsetting valuation allowance at each year end of the same amount, resulting in a change in the valuation allowance of approximately $5,000 during the year ended December 31, 2002.

                                CACH FOODS, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  4  -  RELATED  PARTY  TRANSACTIONS

     MANAGEMENT COMPENSATION - On April 20, 2001, the Company issued 2,000 shares of common stock to two of its directors, or 1,000 shares each, for services valued at $1,000 or $.50 per share. During the year ended December 31, 2002, the Company paid $14,335 to officers, directors or entities controlled by them for services rendered.

     OFFICE SPACE - As of December 31, 2001, the Company had not had a need to rent office space. On January 1, 2002, the Company signed a lease agreement with an officer/shareholder of the Company. The Company pays $200 per month for office space and equipment on a month-to-month basis. Total lease payments for the years ended December 31, 2002 and 2001 were $2,400 and $0, respectively.

     ADVANCE PAYABLE - An officer/shareholder of the Company has directly paid expenses totaling $1,404 on behalf of the Company. During January, February and March 2002, the Company repaid the advances.

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

                                CACH FOODS, INC.
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE  6  -  LOSS  PER  SHARE

     The  following  data  shows  the  amounts used in computing loss per share:


                                              For  the            From Inception
                                            Year  Ended            on  May  4,
                                            December  31,         1998  through
                                      --------------------------  December  31,
                                          2002          2001         2002
                                      ------------  ------------  --------------
  Loss from operations available to
    common shareholders (numerator).  $   (43,274)  $    (6,623)  $  (50,927)
                                      ------------  ------------  --------------
  Weighted average number of common
    shares outstanding (denominator)   12,141,726    12,001,397    6,779,224
                                      ------------  ------------  --------------

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