Form 10QSB
period 2003-03-31
CACH FOODS INC
filed 2003-05-01
CIK 1135264

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  March  31,  2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003: 12,152,000 shares of common stock, par value $0.001

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]



                                     FORM  10-QSB
                                   CACH FOODS, INC.
                            (A Development Stage Company)

                                        INDEX


                                                                                 Page
PART I.     Financial Information

   Item 1.  Unaudited Condensed Financial Statements                                3

            Unaudited Condensed Balance Sheets, March 31, 2003 and December
            31, 2002                                                                4

            Unaudited Condensed Statements of Operations, for the three months ended March 31, 2003 and 2002 and for the period from inception on
            May 4, 1998 through March 31, 2003                                      5

            Unaudited Condensed Statements of Cash Flows, for the three months ended March 31, 2003 and 2002 and for the period from inception on
            May 4, 1998 through March 31, 2003                                      6

            Notes to Unaudited Condensed Financial Statements                       7

   Item 2.  Management's Discussion and Analysis of Financial Condition or Plan
            of Operation                                                           11

   Item 3.  Controls and Procedures                                                13

PART II. .  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                                       13

            Signatures                                                             14

(Inapplicable  items  have  been  omitted)

PART  I.

FINANCIAL  INFORMATION

ITEM  1.  UNAUDITED  CONDENSED  FINANCIAL  STATEMENTS

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



                                CACH FOODS, INC.
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS

                                     ASSETS


                                        March 31,     December 31,
                                          2003            2002
                                      -------------  --------------
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . .  $      6,279   $      14,137
                                      -------------  --------------
    Total Current Assets . . . . . .         6,279          14,137
                                      -------------  --------------
                                      $      6,279   $      14,137
                                      =============  ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable . . . . . . . . .  $      1,405   $          20
  Accounts payable - related party .         2,226           1,835
                                      -------------  --------------
      Total Current Liabilities. . .         3,631           1,855
                                      -------------  --------------

STOCKHOLDERS' EQUITY:
  Preferred stock $.001 par value,
    5,000,000 shares authorized,
    no shares issued and outstanding             -               -
  Common stock, $.001 par value,
    100,000,000 shares authorized,
    12,152,000 shares issued and
    outstanding. . . . . . . . . . .        12,152          12,152
  Capital in excess of par value . .        51,057          51,057
  Deficit accumulated during the
    development stage. . . . . . . .       (60,561)        (50,927)
                                      -------------  --------------
    Total Stockholders' Equity . . .         2,648          12,282
                                      -------------  --------------
                                      $      6,279   $      14,137
                                      =============  ==============

Note: The balance sheet at December 31, 2002 was taken from the audited financial statements at that date and condensed.


     The accompanying notes are an integral part of these unaudited condensed financial statements.



                                CACH FOODS, INC.
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                  For  the  Three         From Inception
                                   Months  Ended          on  May 4,
                                     March  31,           1998 through
                               -------------------------  March  31,
                                  2003         2002         2003
                               ----------  -------------  --------------
REVENUE . . . . . . . . . . .  $       -   $          -   $        -
                               ----------  -------------  --------------

EXPENSES:
  Selling . . . . . . . . . .        255              -        3,160
  General and administrative.      9,379         15,904       57,266
                               ----------  -------------  --------------
    Total Expenses. . . . . .      9,634         15,904       60,426
                               ----------  -------------  --------------

LOSS FROM OPERATIONS. . . . .     (9,634)       (15,904)     (60,426)
                               ----------  -------------  --------------

OTHER INCOME
  (EXPENSE):
  Interest income . . . . . .          -              -           46
  Interest expense -
    related party . . . . . .          -            (16)        (181)
                               ----------  -------------  --------------
    Total Other Income
      (Expense) . . . . . . .          -            (16)        (135)
                               ----------  -------------  --------------

LOSS BEFORE INCOME
  TAXES . . . . . . . . . . .     (9,634)       (15,920)     (60,561)

CURRENT TAX EXPENSE . . . . .          -              -            -

DEFERRED TAX EXPENSE. . . . .          -              -            -
                               ----------  -------------  --------------

NET LOSS. . . . . . . . . . .  $  (9,634)  $    (15,920)  $  (60,561)
                               ==========  =============  ===============


LOSS PER COMMON
  SHARE . . . . . . . . . . .  $    (.00)  $       (.00)  $     (.01)
                               ==========  =============  ===============

    The accompanying notes are an integral part of these unaudited condensed financial statements.



                                          CACH  FOODS,  INC.
                                    [A Development Stage Company]

                            UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                   For  the  Three        From Inception
                                                                    Months  Ended         on  May  4,
                                                                      March  31,          1998  through
                                                               -------------------------  March  31,
                                                                  2003         2002         2003
                                                               ----------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $  (9,634)  $    (15,920)  $(60,561)
  Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
    Stock issued for services rendered. . . . . . . . . . . .          -              -      1,000
    Changes in assets and liabilities:
      Increase (decrease) in accounts payable . . . . . . . .      1,385        (15,670)     1,405
      Increase (decrease) in accounts payable - related party        391              -      2,226
      Increase (decrease) in accrued interest payable -
        related party . . . . . . . . . . . . . . . . . . . .          -           (165)         -
                                                               ----------  -------------  --------------
          Net Cash (Used) by Operating Activities . . . . . .     (7,858)       (31,755)   (55,930)
                                                               ----------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES. . . . . . . . . . . . .          -              -          -
                                                               ----------  -------------  --------------
          Net Cash Provided (Used) by Investing Activities. .          -              -          -
                                                               ----------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock. . . . . . . . . . .          -         75,000     81,000
  Payments for stock offering costs . . . . . . . . . . . . .          -              -    (18,791)
  Proceeds from note payable - related party. . . . . . . . .          -              -      2,000
  Payments on note payable - related party. . . . . . . . . .          -         (2,000)    (2,000)
  Advances from related party . . . . . . . . . . . . . . . .          -              -      1,404
  Repayments to related party . . . . . . . . . . . . . . . .          -         (1,404)    (1,404)
                                                               ----------  -------------  --------------
          Net Cash Provided (Used) by Financing Activities. .          -         71,596     62,209
                                                               ----------  -------------  --------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . .     (7,858)        39,841      6,279

CASH AT BEGINNING OF THE PERIOD . . . . . . . . . . . . . . .     14,137          1,749          -
                                                               ----------  -------------  --------------

CASH AT END OF THE PERIOD . . . . . . . . . . . . . . . . . .  $   6,279   $     41,590   $  6,279
                                                               ----------  -------------  --------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest. . . . . . . . . . . . . . . . . . . . . . . . .  $       -   $          -   $      -
    Income taxes. . . . . . . . . . . . . . . . . . . . . . .  $       -   $          -   $      -

SUPPLEMENTAL  SCHEDULE  OF  NONCASH  INVESTING  AND  FINANCING  ACTIVITIES:
     For  the  period  from  inception  on  May  4, 1998 through March 31, 2003:
          In April 2001, the Company issued 2,000 shares of common stock for director's services valued at $1,000 or $.50 per share.

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

     CONDENSED FINANCIAL STATEMENTS - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     ADVERTISING COSTS - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the three months ended March 31, 2003 and 2002, advertising costs amounted to $255 and $0, respectively.

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

     RECLASSIFICATION - The financial statements for periods prior to March 31, 2003 have been reclassified to conform to the headings and classifications used in the March 31, 2003 financial statements.

NOTE  2  -  CAPITAL  STOCK

     PREFERRED STOCK - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued at March 31, 2003 and December 31, 2002.

     COMMON STOCK - In May 1998, in connection with its organization, the Company issued 2,000,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $1,000 or $.0005 per share.

     In September 2000, the Company issued 10,000,000 shares of its previously authorized but unissued common stock. The shares were issued for cash of $5,000 or $.0005 per share.

     In April 2001, the Company issued 2,000 shares of its previously authorized but unissued common stock. The shares were issued for director services valued at $1,000 or $.50 per share.

     In January 2002, the Company issued 150,000 shares of its previously authorized but unissued common stock. The shares were issued for cash of $75,000 or $.50 per share. Stock offering costs of $18,791 were offset against the proceeds in capital in excess of par value.

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

     The Company has available at March 31, 2003, unused operating loss carryforwards of approximately $60,600 which may be applied against future taxable income and which expire in various years through 2023. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $9,100 and $7,600 as of March 31, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $1,500 during the three months ended March 31, 2003.

                                CACH FOODS, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE  4  -  RELATED  PARTY  TRANSACTIONS

     ADVANCE PAYABLE - An officer/shareholder of the Company directly paid expenses totaling $1,404 on behalf of the Company. During January, February and March 2002, the Company repaid the advances.

     NOTE PAYABLE - In March 2001, an officer/shareholder of the Company advanced $2,000 to the Company as a note payable. The note was due March 5, 2002 and accrued interest at 10% per annum. In January 2002, the Company repaid the note payable and the related accrued interest of $181.

     LICENSING AGREEMENT - On October 10, 2000, the Company entered into a licensing agreement with an officer/shareholder of the Company for exclusive rights to use the brand name "Idaho Chips". The agreement is cancelable after April 10, 2003 by either party giving three months written notice to the other. The agreement requires payment of 5% of gross revenues produced from use of the brand name to the officer/shareholder for 30 months. At that point, if total gross revenues from use of the brand name are at least $500,000, the agreement will be renewed for an additional 12 months. The agreement will then be renewed for 12-month terms for each successive 12-month period of $300,000 in gross revenues from use of the brand name. The agreement is assignable only with prior written consent of the licensor and the agreement states that selling or transferring more than 50% of the outstanding stock constitutes an assignment.

     MANAGEMENT COMPENSATION - On April 20, 2001, the Company issued 2,000 shares of common stock to directors for services valued at $1,000 or $.50 per share. During the three months ended March 31, 2003 and 2002, respectively, the Company paid $6,572 and $3,188 to officers, directors or entities controlled by them for services rendered. At March 31, 2003 and December 31, 2002, respectively, the Company owed $1,626 and $1,835 to officers, directors or entities controlled by them for services rendered.

     OFFICE SPACE - On January 1, 2002, the Company signed a lease agreement with an officer/shareholder of the Company. The Company leases office space and equipment on a month-to-month basis for $200 per month. Total lease costs for the three months ended March 31, 2003 and 2002 were $600 and $600, respectively. At March 31, 2003 and December 31, 2002, respectively, the Company owed $600 and $0 to the officer/shareholder for use of the leased property.

NOTE  5  -  GOING  CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet generated any revenues. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                CACH FOODS, INC.
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE  6  -  LOSS  PER  SHARE

     The  following  data  shows  the  amounts used in computing loss per share:



                                        For  the  Three         From Inception
                                         Months  Ended          on  May  4,
                                           March  31,           1998  through
                                   ---------------------------  March  31,
                                       2003          2002          2003
                                   ------------  -------------  --------------
  Loss from operations available
  to common shareholders
  (numerator) . . . . . . . . . .  $    (9,634)  $    (15,920)  $  (60,561)
                                   ------------  -------------  --------------
  Weighted average number of
  common shares outstanding
  (denominator) . . . . . . . . .   12,152,000     12,110,333    7,049,063
                                   ------------  -------------  --------------

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING  STATEMENT  NOTICE

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These factors include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations. Such factors are discussed under Part I, Item 2, Management's Discussion and Analysis of Financial Condition or Plan of Operations.

OUR  HISTORY  AND  BUSINESS

We were formed as a Nevada corporation under the name Llebpmac, Inc. on May 4, 1998. We originally incorporated to open and operate a restaurant. From 1998 through early 2000 we conducted initial research but ultimately did not open the restaurant. On October 2, 2000, our shareholders approved a two for one forward split of our outstanding common stock and we changed our purpose to be a wholesale snack food merchandiser. On November 1, 2000, we changed our name to Cach Foods, Inc. to reflect our change in purpose. Our current business plan is to market potato chips in Japan and other Asian markets under the Idaho Chips trademark.

We do not own the Idaho Chips trademark. On October 10, 2000, we entered into a license agreement with the owner of the Idaho Chips trademark, Mr. Cornelius A. Hofman, our president and director. The license gives us the exclusive worldwide use of the brand name Idaho Chips(TM) for a 30-month period through April 10, 2003. In return for the use of the trademark, we will pay five percent of our gross revenue to Mr. Hofman. We have been engaged in negotiations to extend the license agreement, however, an extension has not been finalized at the date of this report.

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

PLAN  OF  OPERATION

We will use a distribution channel comprised of intermediaries such as suppliers, manufacturers, wholesalers, importers and distributors to bring our products to market. During the past year, we have devoted a substantial potion of our time and resources to identifying and establishing contacts with potential manufacturers, suppliers and packagers. We have also been actively engaged in establishing the Idaho Chips trademark in Asia through attending trade shows and conventions and establishing relationships with international importers and distributors. During the next 12 months, our officers and directors will continue to allocate a substantial portion of their time to developing contacts with suppliers, manufacturers, importers and distributors in the United States and in Asia.

During  the  past  90  days,  we  have:

     - Performed additional research on popcorn and potato chip manufacturing opportunities in the United States.

     - Performed additional research on packaging and design for our proposed products.

     - Continued to explore the possibility of developing a market in China by gathering market data and arranging to have sample products available to potential Chinese clients during the Chinese New Year holiday.

RESULTS  OF  OPERATIONS  FOR  THE  THREE  MONTHS  ENDED  MARCH 31, 2003 AND 2002

We have not generated any revenue since inception. We do not anticipate generating any revenue until we begin producing potato chips and our marketing and distribution networks are established. During the past 90 days we have continued to implement our business plan by identifying and developing relationships with manufacturers, importers, distributors and retailers.

Expenses for the three months ended March 31, 2003 were $9,634 consisting of $255 in selling costs and $9,379 in general and administrative expenses. General and administrative expenses primarily consisted of legal, accounting and consulting fees. Operating expenses for the three months ended March 31, 2002 were $15,904 consisting entirely of general and administrative expenses. We also had interest expense of $16 during the first three months of 2002.

As a result of our ongoing lack of revenue and continued operating expenses, we realized a net loss of $9,634 during the three months ended March 31, 2003 compared to a net loss of $15,920 during the first three months of 2002. Cumulative net loss from inception on May 4, 1998 through March 31, 2003 is $60,561.

 LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2003 total current assets consisted of $6,279 in cash. Total current liabilities during the same period were $3,631 consisting of $1,405 in accounts payable to unrelated parties and $2,226 in accounts payable to officers and directors or entities controlled by them for prior services. At December
31, 2002 our assets consisted of $14,137 in cash with liabilities $1,855 consisting of $20 in accounts payable to unrelated parties and $1,835 due to officers and directors for services rendered.

We have no significant material commitments for capital expenditures during the next twelve months and believe that we have sufficient cash on hand to meet our anticipated expenses. Since we have not yet generated any revenues and have a history of losses, our auditors have expressed substantial doubt about our ability to continue as a going concern. We intend to continue implementing our business plan, however, we cannot guarantee that we will be able to produce and distribute any products or generate any revenue during the next twelve months. If we require additional capital, we may sell common stock, seek advances from officers or shareholders, or explore other debt financing strategies.

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

PART  II.  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


EXHIBIT NUMBER  TITLE                                                 LOCATION

          99.1  Certification of Chief Executive Officer pursuant to  Attached
                Section 302 of the Sarbanes- Oxley Act of 2002

          99.2  Certification of Chief Financial Officer pursuant to  Attached
                Section 302 of the Sarbanes- Oxley Act of 2002

          99.3  Certification of Chief Executive Officer pursuant to  Attached
                Section 906 of the Sarbanes- Oxley Act of 2002

          99.4  Certification of Chief Financial Officer pursuant to  Attached
                Section 906 of the Sarbanes- Oxley Act of 2002

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2003

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CACH  FOODS,  INC.


Date:  April  30,  2003            /s/Cornelius  A.  Hofman
                                   -------------------------
                                   Cornelius  A.  Hofman
                                   Chief  Executive  Officer



Date:  April  30,  2003            /s/Kelly  McBride
                                   -------------------------
                                   Kelly  McBride
                                   Chief  Financial  Officer