Form 10QSB
period 2003-06-30
US WIRELESS ONLINE INC
filed 2003-08-19
CIK 1135264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

Commission File No. 333-61424

US WIRELESS ONLINE, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	82-0505220 (IRS Employer Identification No.)

745 West Main Street, Suite 100

Louisville, Kentucky 40202

 (Address of principal executive offices)

(502) 213-3700

(Issuer’s telephone number)

CACH FOODS, INC.

5555 North Star Ridge Way  Star, ID  83669

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2003: 15,485,806 shares of common stock, par value $0.001

Transitional Small Business Format:  Yes [   ]  No [ X ]

#

FORM 10-QSB

US WIRELESS ONLINE, INC.

(A Development Stage Company)

INDEX

		Page
PART I.	Financial Information
Item 1. Item 2. Item 3.

Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets, June 30, 2003 and December 31, 2002

Unaudited Condensed Statements of Operations, for the three and six months ended June 30, 2003 and 2002

Unaudited Condensed Statements of Cash Flows, for the six months ended June 30, 2003 and 2002

Notes to Unaudited Condensed Financial Statements

Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Controls and Procedures

		3 4-5 6 7-8 9 11 13
PART II. Item 2. Item 5. Item 6.	Other Information Changes in Securites and Use of Proceeds Related Party Transactions Exhibits and Reports on Form 8-K	13 13 13
	Signatures	14

(Inapplicable items have been omitted)

#

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

#

US WIRELESS ONLINE, INC.

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2003	2002
	(Unaudited)
Current Assets
Cash	$ -	$ 3,961
Accounts Receivables(Net of Allowance of $4,784)	78,776	80,858
Prepaid Expenses	15,443	27,273

Total Current Assets	94,218	112,092

Property & Equipment (Net)	602,585	694,966

Other Assets
Client Base (Net)	150,000	180,000
Deposits	2,439	269

Total Other Assets	152,439	180,269

Total Assets	$ 849,242	$ 987,327

The accompanying notes are an integral part of these financial statements.

US WIRELESS ONLINE, INC.

UNAUDITED CONDENSED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2003	2002
Current Liabilities	(Unaudited)

Cash Overdraft	$ 54,804	$ -
Accounts Payable	716,592	726,127
Accrued Expenses	81,899	42,208
Deffered Revenue	-	17,394
Current Portion of Long term debt	740,649	490,649

Total Current Liabilities	1,593,945	1,276,378

Long-Term Debt
Convertible Debentures	316,844	316,844
Notes Payable	980,417	514,438
Note Payable - related party	76,635	76,635
Lease Obligation	30,992	72,620
Current Portion of Long Term Debt	(740,649)	(490,649)

Total Long Term Debt	664,239	489,888

Total Liabilities	2,258,184	1,766,266

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 15,485,806 shares	15,486	49,482
Additional Paid in Capital	3,315,071	3,281,075
Subscription Receivable	(198,500)	(210,500)
Retained Earnings (Deficit)	(4,540,999)	(3,898,995)

Total Stockholders' Equity	(1,408,942)	(778,938)

Total Liabilities and Stockholders' Equity	$ 849,242	$ 987,327

The accompanying notes are an integral part of these financial statements

US WIRELESS ONLINE, INC.

UNAUDITED STATEMENT OF OPERATIONS

	For the three months ended		For the six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenues	428,550	477,356	840,532	1,003,729

Cost of Sales	229,565	291,634	444,747	523,816

Gross Profit (Loss)	198,985	185,722	395,785	479,913

Operating Expenses
General & Administrative	464,010	350,253	761,797	889,260

Total Operating Expenses	464,010	350,253	761,797	889,260

Net Operating Income (Loss)	(265,025)	(164,531)	(366,012)	(409,347)

Other Income(Expense)
Interest Income	-	-	-	-
Acquisition Expense	(250,000)	-	(250,000)	-
Interest Expense	(13,738)	(41,293)	(25,991)	(44,149)

Total Other Income(Expense)	(263,738)	(41,293)	(275,991)	(44,149)

Net Income (Loss)	$ (528,763)	$ (205,824)	$ (642,003)	$ (453,496)

Net Income (Loss) Per Share	$ (0.03)	$ (0.01)	$ (0.04)	$ (0.03)

Weighted Average Shares Outstanding	15,485,806	15,151,827	15,485,806	15,151,827

The accompanying notes are an integral part of these financial statements

US WIRELESS ONLINE, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ (642,003)	$ (453,496)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	139,823	-
Shares issued for Services	24,282	-
Shares issued for subsciption Receivable	-	85,000
Bad Debt Expense	2,112	(24,203)
Change in Assets and Liabilities		-
Increase (Decrease) in Cash Overdraft	54,804	-
(Increase) Decrease in Accounts Receivable	3,792	(29,276)
(Increase) Decrease in Deferred Revenue	(17,394)	1,108
Increase (Decrease) in Deposits and Prepaids	9,661	(78,804)
Increase (Decrease) in Accounts Payable/ Accrued Expenses	30,156	100,104

Net Cash Provided(Used) by Operating Activities	(394,767)	(399,569)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from Sale Property and Equipment	-	-
Purchases of Property and Equipment	(17,443)	(85,578)

Net Cash Provided (Used) by Investing Activities	(17,443)	(85,578)

CASH FLOWS FROM FINANCING ACTIVITIES:

Procceds from Line of Credit	-	50,000
Payment on Long Term Debt	(103,751)	-
Proceeds from Debt Financing	500,000	(47,664)
Proceeds from Stock issuance	12,000	206,136

Net Cash Provided(Used) by Financing Activities	408,249	208,472

US WIRELESS ONLINE, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(CONTINUED)

	For the six months ended
		June 30,

	2003		2002

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(3,961)		(276,675)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,961		253,447

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 0		$ (23,228)

Cash Paid For:
Interest	$ -		$ -
Income Taxes	$ -		$ -

Non-Cash Activities:

Shares issued for Services	$ 24,282		$ -
Options issued for Services	-		-
Cancellation of shares for consulting fees	-		-

The accompanying notes are an integral part of these financial statements

U.S. Wireless Online, Inc.

Notes to the Consolidated Financial Statements

June 30, 2003

GENERAL

U.S. Wireless Online, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three and six months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in the audited financial statements for the fiscal year ended December 31, 2002 filed with the Current Report on Form 8-K/A dated July 28, 2003.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

SUMMARY OF TRANSACTION

On May 12, 2003, the Company completed an Agreement and Plan of Reorganization between U.S. Wireless Online, Inc. (formerly Cach Foods, Inc.) a public Nevada corporation (USWO) (the Company) and U.S. Wireless Online, Inc. a private Georgia corporation (Wireless).  Pursuant to the plan, the Company effected a .48 for 1 reverse stock split and exchanged 13,472,846 shares of common stock and a $250,000 promissory note for all of the outstanding common stock of Wireless.  The Company also changed its name to U.S. Wireless Online, Inc.  The reorganization was recorded as a reverse acquisition using the purchase method of accounting.

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  These factors include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.  Such factors are discussed under Part I, Item 2, Management’s Discussion and Analysis of Financial Condition or Plan of Operations.

Our History and Business

We were formed as a Nevada corporation under the name Llebpmac, Inc. on May 4, 1998.  We originally incorporated to open and operate a restaurant.  From 1998 through early 2000 we conducted initial research but ultimately did not open the restaurant.  On October 2, 2000, our shareholders approved a two for one forward split of our outstanding common stock and we changed our purpose to be a wholesale snack food merchandiser.  On October 10, 2000, we entered into a license agreement with the owner of the Idaho Chips trademark and began efforts to market potato chips in Japan and other Asian markets.  On November 1, 2000, we changed our name to Cach Foods, Inc. to reflect our change in purpose.

Cach Foods, Inc. became a public company on October 17, 2001.  Following our initial public offering in 2001 through April of 2003 we conducted research on producing, manufacturing and distributing our potato chips in Japan and China.  In April of 2003, our license agreement to market Idaho Chips expired and we subsequently ceased our snack food marketing activities.

On May 12, 2003 we entered an agreement and plan of reorganization with US Wireless Online, Inc.  The agreement closed on May 19, 2003.  Pursuant to the agreement, 11,492,565 post-reverse split shares of common stock of Cach Foods, Inc. were exchanged for all of the issued and outstanding shares of US Wireless Online, Inc. making US Wireless Online, Inc. a wholly-owned subsidiary of the Company.

The transaction also created a change in control of the Company.  Pursuant to the Agreement, Cornelius A. Hofman, II, Brian J. Kramer and Kelly O. McBride resigned.  David M. Ragland, Doug Keeney, Dan Burke, Sr., and James D. Murphy became directors of the Company, Doug Keeney became CEO, Dan Burke, Sr. became President and CFO. As a part of the Agreement, the Company changed its name from Cach Foods, Inc. to US Wireless Online, Inc.  Prior to closing, the Company effected a 0.48 to one reverse split of the then 12,152,000 currently issued and outstanding shares into 5,832,960 shares. Cornelius A. Hoffman, II, former President and director then cancelled 3,820,000 post-split shares of the Company he owned.

US Wireless Online incorporated in 2000 to offer high-speed, low cost Internet access to small and medium sized businesses.  After six months of development and beta testing, US Wireless Online inaugurated commercial service in Atlanta, Georgia on January 1, 2001.  In February 2001, US Wireless Online successfully bid for certain operating assets of SENETS, a Multiple Dwelling Unit (“MDU”) operator then undertaking reorganization under Chapter 11 of the US Bankruptcy Code.  US Wireless Online used these assets to upgrade the Atlanta network.  In May 2001, US Wireless Online successfully acquired the wireless operations of Darwin, Inc., a hybrid MDU/wireless operator in Kentucky then also undertaking reorganization under Chapter 11. Through the Darwin acquisition, US Wireless Online acquired markets in Kentucky and Ohio and acquired a carrier-grade Network Operations Center.

Products

US Wireless Online’s core service is high-speed, wireless Internet access for business. Services are provided to businesses in Louisville, Kentucky; Cincinnati, Columbus and Dayton, Ohio; and Atlanta, Georgia.

US Wireless Online sells three products within these areas– high-speed Internet access (priced in four tiers from 128 kilobits to 2 megabits); Wi-Fi (wireless broadband) networks; and broadband connections in two convention centers.

Market Size

Based upon various industry data, which are periodically updated, fewer than 15% of the approximately 14 million small, medium and large firms in America have high-speed Internet access.  However, approximately 91% of the users indicate that the value of high-speed access far exceeds the cost and approximately 50% indicate that they expect to add high-speed access in the next 12 months.  The Federal Communications Commission estimates that there were 1.8 million business broadband connections as of June 2001.  This number is expected to grow to 6.9 million connections by 2004 for a growth rate of 383%.

Upon completion of US Wireless Online’s metro-wide overbuilds, the first of which the Company anticipates in 2004, the number of business and residences “passed” will increase in any given market from approximately 15% penetration to approximately 85% penetration in each of the Company’s metro markets.

Target markets include small, medium and large business and residential customers.

Locations and Facilities

US Wireless Online is headquartered in Louisville, Kentucky at 745 W. Main Street, Suite 100. The national Network Operations Center (NOC) is located ½ mile from the management offices on the 23rd floor of the PNC Plaza building also in Louisville, Kentucky. US Wireless Online has a regional office in Atlanta.

The Company’s NOC has a Kidde/Grinell oxygen-depletion fire suppression system, filtered air, Liebert battery-based 12-hour Uninterruptible Power Supply back-up, Liebert conditioned air, triple redundant power grids, over 2,000 square feet of raised floor and over 15 displays continuously monitoring each IP-addressable device in the network. US Wireless Online acquired the NOC in the Darwin acquisition at a discount to its actual cost. The NOC is staffed from 7AM to 7PM with on-call paging available 24 hours a day, seven days a week.

Results of Operations for the Three and Six Months Ended June 30, 2003 and 2002

The following information should be read in conjunction with the unaudited condensed financial statements attached herein.

Revenues for US Wireless during the three months ended June 30, 2003 were $428,550 with cost of sales of $229,565 resulting in gross profit of $198,985.  Operating expenses and general and administrative expenses during this period were $464,010 resulting in a net operating loss of $265,025.  We had additional expense of $250,000 during this period relating to the agreement and plan of reorganization between Cach Foods and US Wireless and interest expense of $13,738.  As a result of the foregoing, we realized a net loss of $528,763 during the fiscal quarter ended June 30, 2003.

Revenues for US Wireless during the three months ended June 30, 2002 were $477,356 with cost of sales of $291,634 resulting in gross profit of $185,722.  Operating expenses and general and administrative expenses during this period were $350,253 resulting in a net operating loss of $164,531.  We also had interest expense of $41,293 during this period.  As a result of the foregoing, we realized a net loss of $205,824 during the three months ended June 30, 2002.

During the six months ended June 30, 2003, US Wireless generated $840,532 in revenues from continuing operations.  Cost of sales was $444,747 resulting in gross profit of $395,785.  Operating and general and administrative expenses were $761,797 resulting in a net operating loss of $366,012.  Other expenses during the first six months of 2003 consisted of acquisition expense of $250,000 and interest expense of $25,991 resulting in a net loss of $642,043.

Revenues for US Wireless during the six months ended June 30, 2002 were $1,003,729 with cost of sales of $523,816 resulting in gross profit of $479,913.  Operating expenses and general and administrative expenses during this period were $889,260 resulting in a net operating loss of $409,347.  We also had interest expense of $44,149 during this period.  As a result of the foregoing, we realized a net loss of $453,496 during the six months ended June 30, 2002.

All revenues derived from US Wireless’ Internet service activities.  Cach Foods did not generate any revenue from inception through May of 2003.  Expenses during all periods consisted of salaries, office rentals, system operating and acquisition costs, legal, accounting and other professional fees.

Liquidity and Capital Resources

At June 30, 2003 total assets were $849,249.  Current assets were $94,218 consisting of $78,776 in accounts receivable and $15,443 in prepaid expenses.  We also had property and equipment valued at $602,585.  Other assets consisted of our client base valued at $150,000 and $2,439 in deposits.  At December 31, 2002 total assets were $987,327 consisting of $112,092 in current assets, $694,966 in property and other assets of $180,269.

Total liabilities at June 30, 2003 were $2,258,184.  Current liabilities were $1,593,945 consisting of a $54,804 cash overdraft, $716,592 in accounts payable, $81,899 in accrued expenses and $740,649 in the current portion of long term debt.  Other liabilities consisted of $316,844 in convertible debentures, $980,417 in notes payable, $76,635 in notes payable to related parties and $30,992 in lease obligations. Total liabilities at December 31, 2002 were $1,766,266 consisiting of $1,276,378 in current liabilities and $489,888 in long term debt.

Management believes that we have sufficient anticipated accounts receivable on hand to meet our immediate operating expenses.  However, we will require additional funding to reduce our liabilities and continue operations through the end of the year.  We have recently reorganized as a public company and believe this will provide greater flexibility in generating funds for continuing operations and fully implementing our business plan.  We propose to fund our continuing operations through the sale of common stock, however, we cannot guarantee that we will generate sufficient proceeds through stock sales to fund our operations and settle our debts.  If we require additional capital, we may seek advances from officers or shareholders, or explore other debt financing strategies.

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

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Pursuant to the Agreement and Plan of Reorganization between US Wireless, Inc. and Cach Foods, Inc., the Company effected a 0.48 to one reverse split of the then currently issued and outstanding shares.  At June 30, 2003 there were 15,485,806 post-closing shares issued and outstanding.

Item 5.  Related Party Transactions

ISP Ventures LLC, an entity controlled by the Company’s chief financial officer, has loaned money to the Company to help fund operations.  At June 30, 2003, the Company owed $76,635 to ISP Ventures, LLC.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit Number	Title	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Attached
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Attached
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Attached
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Attached

Reports on Form 8-K:  The following reports on Form 8-K relating to the Agreement and Plan of Organization between Cach Foods, Inc. and US Wireless Online, Inc. were filed by the Company during the quarter ended June 30, 2003:

Filing Date	Title of Report	Events Reported
May 20, 2003	8-K Current Report	Item 1. Change in Control of the Company Item 2. Acquisition or Disposition of Assets Item 7. Financial Statements

Subsequent to the date of this report, on July 28, 2003, the Company filed the following report on Form 8-K/A relating to the Agreement and Plan of Organization between Cach Foods, Inc. and US Wireless Online, Inc.:

Filing Date	Title of Report	Events Reported
July 28, 2003	8-K/A Current Report	Item 7. Financial Statements

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US WIRELESS ONLINE, INC.

Date: August 19, 2003

/s/L. Douglas Keeney

Chief Executive Officer

Date: August 19, 2003

/s/Daniel P. Burke, Sr.

Chief Financial Officer