Form 10QSB/A
period 2003-06-30
US WIRELESS ONLINE INC
filed 2003-09-11
CIK 1135264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB/A

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

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

Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Controls and Procedures

		3 4-5 6 7-8 9 11 13
PART II. Item 2. Item 5. Item 5. Item 6.	Other Information Changes in Securities and Use of Proceeds Related Party Transactions Subsequent Event, Legal Proceeding Exhibits and Reports on Form 8-K	13 13 14 14
	Signatures	15

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

The accompanying notes are an integral part of these financial statements

US WIRELESS ONLINE, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ (642,003)	$ (453,496)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	139,823	-
Shares issued for Services	24,282	-
Shares issued for subscription Receivable	-	85,000
Bad Debt Expense	2,112	(24,203)
Change in Assets and Liabilities		-
Increase (Decrease) in Cash Overdraft	54,804	-
(Increase) Decrease in Accounts Receivable	3,792	(29,276)
(Increase) Decrease in Deferred Revenue	(17,394)	1,108
Increase (Decrease) in Deposits and Prepaids	9,661	(78,804)
Increase (Decrease) in Accounts Payable/ Accrued Expenses	30,156	100,104

Net Cash Provided(Used) by Operating Activities	(394,767)	(399,569)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from Sale Property and Equipment	-	-
Purchases of Property and Equipment	(17,443)	(85,578)

Net Cash Provided (Used) by Investing Activities	(17,443)	(85,578)

CASH FLOWS FROM FINANCING ACTIVITIES:

Procceds from Line of Credit	-	50,000
Payment on Long Term Debt	(103,751)	-
Proceeds from Debt Financing	500,000	(47,664)
Proceeds from Stock issuance	12,000	206,136

Net Cash Provided(Used) by Financing Activities	408,249	208,472

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

SUMMARY OF TRANSACTION

On May 12, 2003, the Company completed an Agreement and Plan of Reorganization between U.S. Wireless Online, Inc. (formerly Cach Foods, Inc.) a public Nevada corporation (USWO) (the Company) and U.S. Wireless Online, Inc. a private Georgia corporation (Wireless).  Pursuant to the plan, the Company effected a .48 for 1 reverse stock split and agreed to exchange up to 13,472,846 shares of common stock for all of the outstanding common stock of Wireless.  The Company also changed its name to U.S. Wireless Online, Inc.  The reorganization was recorded as a reverse acquisition using the purchase method of accounting.

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

Cach Foods, Inc. became a public company on October 17, 2001.  From 2001 through April of 2003 we conducted research on producing, manufacturing and distributing potato chips in Japan and China.  In April of 2003, our license agreement to market Idaho Chips expired and we ceased our snack food marketing activities.

On May 12, 2003 we entered an agreement and plan of reorganization with US Wireless Online, Inc.  The transaction closed on May 19, 2003.  Pursuant to the agreement, the Company effected a 0.48 to one reverse split of the then 12,152,000 currently issued and outstanding shares causing 5,832,960 shares to be issued and outstanding at closing.  Cornelius A. Hoffman, II, former President and director of Cach Foods then cancelled 3,820,000 post-split shares leaving 2,012,960 shares of common stock outstanding for the existing Cach shareholders.  Cach then agreed to exchange up to 13,472,846 shares of previously authorized but unissued common stock for up to 49,442,170 shares of U.S. Wireless common stock which represented all of the issued and outstanding shares of U.S. Wireless, making U.S. Wireless a subsidiary of Cach.  At the date of this report, approximately 98% of the U.S. Wireless shares had been exchanged for post-split shares and subsequently cancelled, making U.S. Wireless a majority-owned subsidiary of Cach.  Management anticipates that the remaining U.S. Wireless shares will be exchanged and cancelled in the coming weeks, making U.S. Wireless a wholly-owned subsidiary.  As a result of this transaction, the Company changed its name to U.S. Wireless Online, Inc.  Following completion of the transaction, the Company had 15,485,806 shares of common stock issued and outstanding.

The transaction also created a change in control of the Company.  Pursuant to the agreement, Cornelius A. Hofman, II, Brian J. Kramer and Kelly O. McBride resigned.  David M. Ragland, Doug Keeney, Dan Burke, Sr., and James D. Murphy became directors of the Company.  Doug Keeney was also named as Chief Executive Officer and Dan Burke, Sr. became President and Chief Financial Officer.

US Wireless Online, Inc. incorporated in Georgia in 2000 as a privately held corporation to offer high-speed, low cost Internet access to small and medium sized businesses.  After six months of development and beta testing, US Wireless Online inaugurated commercial service in Atlanta, Georgia on January 1, 2001.  In February 2001, US Wireless Online successfully bid for certain operating assets of SENETS, a Multiple Dwelling Unit (“MDU”) operator then undertaking reorganization under Chapter 11 of the US Bankruptcy Code.  US Wireless Online used these assets to upgrade the Atlanta network.  In May 2001, US Wireless Online successfully acquired the wireless operations of Darwin, Inc., a hybrid MDU/wireless operator in Kentucky then also undertaking reorganization under Chapter 11. Through the Darwin acquisition, US Wireless Online acquired markets in Kentucky and Ohio and acquired a carrier-grade Network Operations Center.

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

Locations and Facilities

US Wireless Online is headquartered in Louisville, Kentucky at 745 W. Main Street, Suite 100. The national Network Operations Center (NOC) is located less than a mile from the management offices on the 23rd floor of the PNC Plaza building also in Louisville, Kentucky. US Wireless Online has a regional office in Atlanta.

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

Revenues for US Wireless during the three months ended June 30, 2003 were $428,550 with cost of sales of $229,565 resulting in gross profit of $198,985.  Operating expenses and general and administrative expenses during this period were $464,010 resulting in a net operating loss of $265,025.  Other expenses included $250,000 in acquisition expense and interest expense of $13,738.  As a result of the foregoing, we realized a net loss of $528,763 during the fiscal quarter ended June 30, 2003.

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

Decreased revenue during the three and six month periods ended June 30, 2003 were the result of closing and/or selling unprofitable operations.  As a result, although our revenues have declined during 2003, our cost of sales have also decreased significantly, from 61% for the three months ended June 30, 2002 to 46% during the comparable period in 2003.  Increased operating expenses in 2003 are primarily due to costs associated with acquiring our subsidiary and restructuring operations.

All revenues in 2002 and 2003 derived from US Wireless’ Internet service activities.  Cach Foods did not generate any revenue from inception through May of 2003.  Expenses during all periods consisted of salaries, office rentals, system operating and acquisition costs, legal, accounting and other professional fees.

Liquidity and Capital Resources

At June 30, 2003 total assets were $849,249.  Current assets were $94,218 consisting of $78,776 in accounts receivable and $15,443 in prepaid expenses.  We also had property and equipment of $602,585.  Other assets consisted of our client base valued at $150,000 and $2,439 in deposits.  At December 31, 2002 total assets were $987,327 consisting of $112,092 in current assets, $694,966 in property and other assets of $180,269.

Total liabilities at June 30, 2003 were $2,258,184.  Current liabilities were $1,593,945 consisting of a $54,804 cash overdraft, $716,592 in accounts payable, $81,899 in accrued expenses and $740,649 in the current portion of long term debt.  Other liabilities consisted of $316,844 in convertible notes payable, $980,417 in notes payable, $76,635 in notes payable to related parties and $30,992 in lease obligations. Total liabilities at December 31, 2002 were $1,766,266 consisting of $1,276,378 in current liabilities and $489,888 in long term debt.  The increase in total liabilities from December 31, 2002 through the first six months of 2003 is primarily due to increased accounts payable relating to the acquisition of our subsidiary.

Management believes that we have sufficient anticipated accounts receivable to meet our immediate operating needs.  However, we will require additional funding through the end of the year to reduce our liabilities and fully implement our business plan.  We propose to meet our liquidity needs through continuing operations and through the sale of common stock.   However, we cannot guarantee that we will generate sufficient proceeds to settle our debts and fund operations through the end of the year.  If we require additional capital, we may seek advances from officers or shareholders, or explore other debt financing strategies.

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

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Pursuant to the Agreement and Plan of Reorganization between US Wireless, Inc. and Cach Foods, Inc., on May 19, 2003 the Company effected a 0.48 to one reverse split of the then 12,152,000 currently issued and outstanding shares of common stock into 5,832,960 shares.  The former President and director of Cach then cancelled 3,820,000 shares leaving 2,012,960 shares of common stock for the existing Cach shareholders.  Cach then agreed to exchange up to 13,472,846 previously authorized but unissued shares of common stock for up to 49,442,170 shares of U.S. Wireless common stock which represented all of the issued and outstanding shares of U.S. Wireless.  At the date of this report, approximately 98% of the U.S. Wireless shares had been exchanged and subsequently cancelled.  Following the completion of the transaction, the Company had 15,485,806 shares of common stock issued and outstanding.

From inception in 2000 through April of 2003, U.S. Wireless Online, a privately held Georgia corporation, issued 4,500,000 options to purchase common stock in the private corporation at $.001 per share.  On May 19, 2003, U.S. Wireless Online became a subsidiary of Cach Foods, Inc., a publicly held Nevada corporation.  Pursuant to this transaction, the 4,500,000 options to purchase the private subsidiary’s common stock were to be exchanged for 1,528,154 options to purchase the public company’s common stock.  At closing, the options in the private subsidiary had not been exchanged for options in the public company.  When the options are exercised, the company intends to convert the options in the private company to shares in the public company at a ratio of 3.14 subsidiary options to each public share.  At June 30, 2003, no options had been exercised and converted to public company common stock.

Item 5.  Related Party Transactions

ISP Ventures LLC, a shareholder and entity controlled by the Company’s chief financial officer, has loaned money to the Company to help fund operations.  At June 30, 2003, the Company owed $76,635 to ISP Ventures, LLC.

In November of 2001, the Company secured a $50,000 line of credit from Mr. David Ragland.  In May of 2003, Mr. Ragland became the Company’s Chairman of the Board.  The line of credit carries 8% interest and is payable on demand.  At June 30, 2003, the Company owed Mr. Ragland $50,000 on the line of credit.

Item 5.  Subsequent Event, Legal Proceeding

In May of 2001, the Company issued a convertible note payable of $181,844 to Enterasys Networks, Inc. to pay for certain radio equipment purchased from Enterasys.  At November 2002 the note was in default.  Subsequent to the date of this report, on July 2, 2003 Enterasys filed a complaint against the Company in the United States District Court for the Western District of Kentucky, Louisville Division.  The case caption is Enterasys Networks, Inc. v. U.S. Wireless Online, Inc., Civil Action No. 3:03CV-405-H.  Enterasys is seeking payment of $181,844.40 plus interest at 8% from November 30, 2001, along with court costs and attorney’s fees.  Based upon an agreed order entered into by the parties setting aside Enterasys’ motion for default judgment, U.S. Wireless has until September 9, 2003 to file an answer to the complaint.  U.S. Wireless intends to vigorously defend itself in this action.

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

US WIRELESS ONLINE, INC.

Date: September 9, 2003

/s/ L. Douglas Keeney

L. Douglas Keeney

Chief Executive Officer

Date: September 9, 2003

/s/ Daniel P. Burke, Sr.

Daniel P. Burke, Sr.

Chief Financial Officer