Form 10QSB
period 2003-09-30
US WIRELESS ONLINE INC
filed 2003-11-14
CIK 1135264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

Yes [ X ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the most recent practicable date:

As of September 30, 2003 the issuer had 15,485,806 shares of common stock, par value $0.001 issued and outstanding.

Transitional Small Business Format:

Yes [   ]  No [ X ]

#

FORM 10-QSB

US WIRELESS ONLINE, INC.

(A Development Stage Company)

INDEX

		Page
PART I.	Financial Information
Item 1. Item 2. Item 3.

Unaudited Condensed Financial Statements

Unaudited Condensed Balance Sheets, September 30, 2003 and December 31, 2002

Unaudited Condensed Statements of Operations, for the three and nine months ended September 30, 2003 and 2002

Consolidated Statement of Stockholders’ Equity for the Period

January 1, 2003 through September 30, 2003

Unaudited Condensed Statements of Cash Flows, for the nine months ended September 30, 2003 and 2002

Notes to Unaudited Condensed Financial Statements

Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Controls and Procedures

		3 4-5 6 7 8-9 10 11 14
PART II. Item 1 Item 2. Item 5. Item 6.	Other Information Legal Proceedings Changes in Securities and Use of Proceeds Related Party Transactions Exhibits and Reports on Form 8-K	14 15 15 15
	Signatures	16

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

#

US WIRELESS ONLINE, INC.

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2003	2002
	(Unaudited)
Current Assets
Cash	$ 8,030	$ 3,961
Accounts Receivables(Net of Allowance of $4,784)	89,769	80,858
Prepaid Expenses	16,597	27,273

Total Current Assets	114,395	112,092

Property & Equipment (Net)	661,472	694,966

Other Assets
Client Base (Net)	135,000	180,000
Deposits	2,048	269

Total Other Assets	137,048	180,269

Total Assets	$ 912,915	$ 987,327

The accompanying notes are an integral part of these financial statements.

US WIRELESS ONLINE, INC.

UNAUDITED CONDENSED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2003	2002
Current Liabilities	(Unaudited)

Cash Overdraft	$ -	$ -
Accounts Payable	720,876	726,127
Accrued Expenses	98,560	42,208
Deferred Revenue	-	17,394
Current Portion of Long term debt	916,790	490,649

Total Current Liabilities	1,736,226	1,276,378

Long-Term Debt
Convertible Debentures	316,844	316,844
Notes Payable	1,111,714	514,438
Note Payable - related party	46,727	76,635
Lease Obligation	23,277	72,620
Current Portion of Long Term Debt	(916,790)	490,649)

Total Long Term Debt	581,773	489,888

Total Liabilities	2,317,999	1,766,266

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 15,485,806 and 49,482,170 shares	15,486	49,482
Additional Paid in Capital	3,315,071	3,281,075
Subscription Receivable	(18,160)	(210,500)
Retained Earnings (Deficit)	(4,717,480)	(3,898,995)

Total Stockholders' Equity	(1,405,084)	(778,938)

Total Liabilities and Stockholders' Equity	$ 912,915	$ 987,327

The accompanying notes are an integral part of these financial statements

US WIRELESS ONLINE, INC.

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenues	413,556	546,706	1,254,088	1,550,435

Cost of Sales	235,466	228,561	680,213	752,377

Gross Profit (Loss)	178,090	318,145	573,875	798,058

Operating Expenses
General & Administrative	341,864	286,973	1,103,661	1,176,233

Total Operating Expenses	341,864	286,973	1,103,661	1,176,233

Net Operating Income (Loss)	(163,774)	31,172	(529,786)	(378,175)

Other Income (Expense)
Interest Income	-	-	-	-
Acquisition Expense	-	-	(250,000)	-
Interest Expense	(12,708)	(12,654)	(38,699)	(56,803)

Total Other Income (Expense)	(12,708)	(12,654)	(288,699)	(56,803)

Net Income (Loss)	$ (176,482)	$ 18,518	$ (818,485)	$ (434,978)

Net Income (Loss) Per Share	$ (0.01)	$ 0.00	$ (0.05)	$ (0.03)

Weighted Average Shares Outstanding	15,485,806	15,151,827	15,485,806	15,151,827

The accompanying notes are an integral part of these financial statements

US WIRELESS ONLINE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

From the Period January 1, 2003 through September 30, 2003

			Additional
	Common	Stock	Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	(Deficit)

Balance December 31, 2002	49,482,170	49,482	3,281,075	(210,500)	(3,898,995)

Reverse merger adjustment 5/12/2003	(33,996,364)	(33,996)	33,996

Receipt of stock subscriptions				192,340

Net Loss for the nine months ended
September 30, 2003					(818,485)

Balance September 30, 2003	15,485,806	$ 15,486	$ 3,315,071	$ (18,160)	$(4,717,480)

US WIRELESS ONLINE, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ (818,485)	$ (673,208)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	214,823	238,230
Shares issued for Services	-	29,568
Bad Debt Expense	9,084	(24,084)
Non-cash expenses related to merger	250,000
Change in Assets and Liabilities		-
Increase (Decrease) in Cash Overdraft	-	-
(Increase) Decrease in Accounts Receivable	4,948	(18,823)
(Increase) Decrease in Deferred Revenue	(17,394)	(4,393)
Increase (Decrease) in Deposits and Prepaids	(1,779)	(74,844)
Increase (Decrease) in Accounts Payable/ Accrued Expenses	51,101	58,725

Net Cash Provided(Used) by Operating Activities	(307,702)	(468,829)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from Sale Property and Equipment	-	-
Purchases of Property and Equipment	(125,316)	(89,456)

Net Cash Provided (Used) by Investing Activities	(125,316)	(89,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from subscriptions receivable	192,340	364,500
Proceeds from Line of Credit	-	50,000
Payment on Long Term Debt	(255,253)	-
Proceeds from Debt Financing	500,000	(94,433)
Proceeds from Stock issuance	-	-

Net Cash Provided(Used) by Financing Activities	437,087	320,067

The accompanying notes are an integral part of these financial statements

US WIRELESS ONLINE, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(CONTINUED)

	For the nine months ended September 30

	2003	2002

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	4,069	(238,218)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3,961	253,447

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 8,030	$ 15,228

Cash Paid For:
Interest	$ -	$ -
Income Taxes	$ -	$ -

Non-Cash Activities:

Shares issued for Services	$ -	$ -
Options issued for Services	-	-
Cancellation of shares for consulting fees	-	-

The accompanying notes are an integral part of these financial statements

U.S. Wireless Online, Inc.

Notes to the Consolidated Financial Statements

June 30, 2003

GENERAL

U.S. Wireless Online, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three and nine months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

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

Our History and Business

We were formed as a Nevada corporation under the name Llebpmac, Inc. on May 4, 1998.  We originally incorporated to open and operate a restaurant.  From 1998 through early 2000 we conducted initial research but ultimately did not open the restaurant.  On October 2, 2000, our shareholders approved a two for one forward split of our outstanding common stock and we changed our purpose to be a wholesale snack food merchandiser.  On October 10, 2000, we entered into a license agreement to market potato chips in Japan and other Asian markets under the Idaho Chips trademark.  On November 1, 2000, we changed our name to Cach Foods, Inc. to reflect our change in purpose.

Cach Foods, Inc. became a public company on October 17, 2001.  From October 2001 through April 2003 we conducted research on producing, manufacturing and distributing potato chips and other snack foods.  In April of 2003, our license agreement to market Idaho Chips expired and we ceased our snack food activities.

On May 12, 2003 we entered an agreement and plan of reorganization with US Wireless Online, Inc.  The agreement closed on May 19, 2003.  Prior to closing, the Company effected a 0.48 to one reverse split of the then 12,152,000 currently issued and outstanding shares into 5,832,960 shares.  Our former president and director then cancelled 3,820,000 post-split shares that he owned.  As a result of this series of transactions, 11,492,565 post-reverse split shares of Cach Foods common stock were exchanged for all of the issued and outstanding shares of US Wireless Online, Inc. making US Wireless Online, Inc. a wholly-owned subsidiary of Cach Foods.

Pursuant to the Agreement, the former officers and directors of Cach Foods resigned and David M. Ragland, Doug Keeney, Dan Burke, Sr., and James D. Murphy became directors of the Company and the Company changed its name from Cach Foods, Inc. to US Wireless Online, Inc.

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

Locations and Facilities

US Wireless Online is headquartered in Louisville, Kentucky at 745 W. Main Street, Suite 100. The national Network Operations Center (NOC) is located ½ mile from the management offices on the 23rd floor of the PNC Plaza building also in Louisville, Kentucky.  We formerly had a regional office in Atlanta, Georgia but closed that office in 2003 to consolidate operations.

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

Results of Operations for the Three and Nine Months Ended September 30, 2003 and 2002

The following information should be read in conjunction with the unaudited condensed financial statements attached herein.

Revenues for US Wireless during the three months ended September 30, 2003 were $413,556 with cost of sales of $235,466 resulting in gross profit of $178,090.  Operating expenses and general and administrative expenses during this period were $341,864 resulting in a net operating loss of $163,774.  Interest expense during this period was $12,708.  As a result of the foregoing, we realized a net loss of $176,482 during the three months ended September 30, 2003.

Revenues during the three months ended September 30, 2002 were $546,706 with cost of sales of $228,561 resulting in gross profit of $318,145.  Operating expenses and general and administrative expenses during this period were $286,973 resulting in net operating income of $31,172.  Other expenses during this period consisted of $12,654 in interest.  As a result of these factors, we realized net income of $18,518 during the three months ended September 30, 2002.

During the nine months ended September 30, 2003, US Wireless generated revenues of $1,254,088 from continuing operations.  Cost of sales was $680,213 resulting in gross profit of $573,875.  However, operating costs and general and administrative expenses were $1,103,661 resulting in a net operating loss of $529,786 at September 30, 2003.  Other expenses during this period consisted of $250,000 in expenses related to acquiring our subsidiary and $38,669 in interest expense resulting in a net loss of $818,484 through the nine months ended September 30, 2003.

Revenues for US Wireless during the nine months ended September 30, 2002 were $1,550,435.  Cost of sales was $752,377 resulting in gross profit of $798,058.  Operating expenses and general and administrative expenses during this period were $1,176,233 resulting in a net operating loss of $378,175.  Other expenses during this period consisted of $56,803 resulting in a net loss of $434,978 during the nine months ended September 30, 2002.

All revenues during all periods derived from US Wireless’ Internet service activities.  Our predecessor, Cach Foods, did not generate any revenue from inception through May of 2003.  The majority of expenses during all periods consisted of salaries, office rentals, system operating and acquisition costs, legal, accounting and other professional fees.  Decreased revenues during the nine month period ended September 30, 2003 were the result of discontinuing unprofitable operations.  Increased total expenses in 2003 were primarily due to costs associated with acquiring our subsidiary in May of 2003 and restructuring operations.

Liquidity and Capital Resources

At September 30, 2003 total assets were $912,915.  Total current assets were $114,395 consisting of $8,030 in cash, $89,769 in accounts receivable and $16,597 in prepaid expenses.  We also had property and equipment valued at $661,472.  Other assets consisted of our client base valued at $135,000 and $2,048 in deposits.  At December 31, 2002 total assets were $987,327 consisting of $112,092 in current assets, $694,966 in property and other assets of $180,269.

Total liabilities at September 30, 2003 were $2,317,999.  Current liabilities were $1,736,226 consisting of $720,876 in accounts payable, $98,560 in accrued expenses and $916,790 in the current portion of long term debt.  Other liabilities at September 30, 2003 consisted of $316,844 in convertible debentures, $1,111,714 in notes payable, $46,727 in a note payable to a related party and $23,277 in long-term lease obligations.  Notes payable at September 30, 2003 include a $250,000 note payable that was issued to an unrelated party in May of 2003 to help cover acquisition expenses.  At September 30, 2003 the $250,000 note was in default.

Total liabilities at December 31, 2002 were $1,766,266 consisting of $1,276,378 in current liabilities and $489,888 in long term debt.

Management believes that we have sufficient anticipated accounts receivable on hand to meet our immediate operating expenses.  However, we will require additional funding to reduce our liabilities.  During the nine months ended September 30, 2003 we reorganized as a public company and management believes this will provide greater flexibility in generating funds for continuing operations and fully implementing our business plan.  We propose to fund our continuing operations through the sale of common stock, however, we cannot guarantee that we will generate sufficient proceeds to fund our operations and settle our debts.  If we require additional capital, we may seek advances from officers or shareholders, or explore other debt financing strategies.

Item 3.  Controls and Procedures

As of September 30, 2003, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 under the supervision of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures for gathering, maintaining and disclosing information required in Exchange Act reports in a timely manner are effective.  There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceeding

On July 2, 2003 Enterasys Networks, Inc. filed a complaint against U.S. Wireless in the United States District Court for the Western District of Kentucky, Louisville Division.  The case is Enterasys Networks, Inc. v. U.S. Wireless Online, Inc., Civil Action No. 3:03CV-405-H.  Enterasys is seeking $181,844.40 plus interest at 8% from November 30, 2001, along with court costs and attorney’s fees.  The claim arises from a dispute concerning a convertible note payable.  In September of 2003, U.S. Wireless filed an answer and counterclaim, denying all allegations and seeking damages.  Enterasys has filed a motion to dismiss the U.S. Wireless counterclaim.  At the date this report was filed, the dispute had not been resolved. U.S. Wireless intends to continue vigorously defending itself in this action.

Item 2.  Changes in Securities and Use of Proceeds

Pursuant to the May 19, 2003 Agreement and Plan of Reorganization between US Wireless, Inc. and Cach Foods, Inc., Cach Foods effected a 0.48 to one reverse split of its 12,152,000 issued and outstanding shares of common stock into 5,832,960 shares.  Cach then cancelled 3,820,000 shares leaving 2,012,960 shares of common stock for the existing Cach shareholders.  Cach then issued 13,472,846 shares of previously authorized but unissued common stock.  The 13,472,846 newly issued Cach shares were then exchanged for 49,442,170 shares of U.S. Wireless common stock representing all of the issued and outstanding shares of U.S. Wireless.  The U.S. Wireless shares were subsequently cancelled.  As a result of this transaction, U.S. Wireless became a wholly-owned subsidiary of Cach Foods, Inc. and the Company’s name was changed to U.S. Wireless, Inc.  Following completion of the transaction, the Company had 15,485,806 shares of common stock issued and outstanding.

From inception in 2000 through April of 2003, U.S. Wireless Online, a privately held Georgia corporation, issued 4,500,000 options to purchase common stock in the private corporation at $.001 per share.  On May 19, 2003, U.S. Wireless Online became a subsidiary of Cach Foods, Inc., a publicly held Nevada corporation.  Pursuant to this transaction, the 4,500,000 options to purchase the private subsidiary’s common stock were to be exchanged for 1,528,154 options to purchase the public company’s common stock.  At closing, the options in the private subsidiary had not been exchanged for options in the public company.  When the options are exercised, the company intends to convert the options in the private company to shares in the public company at a ratio of 3.14 subsidiary options to each public share.  At September 30, 2003, no options had been exercised and converted to public company common stock.

Item 5.  Related Party Transactions

ISP Ventures LLC, a shareholder and entity controlled by the Company’s chief financial officer, has loaned money to the Company to help fund operations.  At September 30, 2003, the Company owed $46,727 to ISP Ventures, LLC.

In November of 2001, the Company secured a $50,000 line of credit from Mr. David Ragland.  In May of 2003, Mr. Ragland became the Company’s Chairman of the Board.  The line of credit carries 8 % interest and is payable on demand.  At September 30, 2003, the Company owed Mr. Ragland $50,000 on the line of credit and accrued interest.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits:

Number	Title	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Attached
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002	Attached
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Attached
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Attached

Reports on Form 8-K:  The following reports on Form 8-K were filed by the Company during the quarter ended September 30, 2003:

Filing Date	Title of Report	Events Reported
July 29, 2003	8-K/A Current Report	Item 7. Financial Statements

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US WIRELESS ONLINE, INC.

Date: November 14, 2003

/s/L. Douglas Keeney

L. Douglas Keeney

Chief Executive Officer

Date: November 14, 2003

/s/Daniel P. Burke, Sr.

Daniel P. Burke, Sr.

Chief Financial Officer