Form 10KSB
period 2003-12-31
US WIRELESS ONLINE INC
filed 2004-04-16
CIK 1135264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2003

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

 for the transition period from  _____ to _____

Commission File Number: 333-61424

US WIRELESS ONLINE, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	82-0505220 (IRS Employer Identification No.)

745 West Main Street, Suite 100

Louisville, Kentucky 40202

 (Address of principal executive offices)

(502) 213-3700

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X ] No[   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

The issuer’s common stock is listed on the Over the Counter Bulletin Board under the symbol UWRL. The aggregate market value of the issuer’s common stock held by non-affiliates at December 31, 2003 is deemed to be $6,111,215. At December 31, 2003 there were 15,485,806 shares of common stock of the registrant outstanding, par value $.001.

Transitional Small Business Format:

Yes [   ]  No [ X ]

#

FORM 10-KSB

US WIRELESS ONLINE, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 4 4 5
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.  Controls and Procedures

		5 6 7 7 7
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		7 9 9 11 11 11
	Signatures	13

(Inapplicable items have been omitted)

#

PART I

Item 1. Description of Business

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

Cach Foods, Inc. became a public company on October 17, 2001.  From October 2001 through April 2003, we conducted research on producing, manufacturing and distributing potato chips and other snack foods.  In April of 2003, our license agreement to market Idaho Chips expired and we ceased our snack food activities.

On May 12, 2003, we entered an agreement and plan of reorganization with US Wireless Online, Inc.  The agreement closed on May 19, 2003.  Prior to closing, the Company effected a 0.48 to one reverse split of the then 12,152,000 currently issued and outstanding shares into 5,832,960 shares.  Our former president and director then cancelled 3,820,000 post-split shares that he owned.  As a result of this series of transactions, 11,492,565 post-reverse split shares of Cach Foods common stock were exchanged for all of the issued and outstanding shares of US Wireless Online, Inc. making US Wireless Online, Inc. a wholly-owned subsidiary of Cach Foods.

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

Market Size

Based upon various industry data, which are periodically updated, fewer than 15% of the approximately 14 million small, medium and large firms in America have high-speed Internet access.  However, approximately 91% of the users indicate that the value of high-speed access far exceeds the cost and approximately 50% indicate that they expect to add high-speed access in the next 12 months.  The Federal Communications Commission estimates that there were 1.8 million business broadband connections as of June 2001.  This number was expected to grow to 6.9 million connections by the beginning of 2004 for a growth rate of 383%.

Upon completion of US Wireless Online’s metro-wide overbuilds, the first of which the Company anticipates during 2004, the number of business and residences “passed” will increase in any given market from approximately 15% penetration to approximately 85% penetration in each of the Company’s metro markets.

Target markets include small, medium and large business and residential customers.

Item 2. Description of Property

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

Item 3.  Legal Proceedings

On July 2, 2003 Enterasys Networks, Inc. filed a complaint against U.S. Wireless in the United States District Court for the Western District of Kentucky, Louisville Division.  The case is Enterasys Networks, Inc. v. U.S. Wireless Online, Inc., Civil Action No. 3:03CV-405-H.  Enterasys is seeking $181,844.40 plus interest at 8% from November 30, 2001, along with court costs and attorney’s fees.  The claim arises from a dispute concerning a convertible note payable.  In September of 2003, U.S. Wireless filed an answer and counterclaim, denying all allegations and seeking damages.  Enterasys has filed a motion to dismiss the U.S. Wireless counterclaim.  The dispute has not been resolved. U.S. Wireless intends to continue vigorously defending itself in this action.

Item 4.  Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of security holders during the period covered by this report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

There is currently no public market for our common stock. At December 31, 2003 there were approximately 57 shareholders of record holding shares of common stock

       Closing Bid

        Closing Ask

High

Low

High

Low

2003

January 2 through March 31

.35

.30

.61

.61

April 1 through May 16

.51

.30

1.04

.61

May 19 through June 30

3.60

1.30

3.75

1.70

(after a 1 for 2.083 reverse split)

July 1 through September 30

1.75

1.02

2

1.05

October 1 through December 31

1.14

1.02

1.25

1.04

2002

May 31 (first available)

through June 28

None

None

None

None

July 1 through September 30

.65

.40

.80

.75

October 1 through December 31

.55

.35

.90

.51

The  above  quotations,  as  provided  by  Pink Sheets, LLC, represent  prices  between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

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

Recent Sales of Unregistered Securities

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

From inception in 2000 through April of 2003, U.S. Wireless Online, a privately held Georgia corporation, issued 4,500,000 options to purchase common stock in the private corporation at $.001 per share.  On May 19, 2003, U.S. Wireless Online became a subsidiary of Cach Foods, Inc., a publicly held Nevada corporation.  Pursuant to this transaction, the 4,500,000 options to purchase the private subsidiary’s common stock were to be exchanged for 1,528,154 options to purchase the public company’s common stock.  At closing, the options in the private subsidiary had not been exchanged for options in the public company.  When the options are exercised, the company intends to convert the options in the private company to shares in the public company at a ratio of 3.14 subsidiary options to each public share.  At December 31, 2003 no options had been exercised and converted to public company common stock.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Results of Operations Years Ended December 31, 2003 and 2002

Revenues for US Wireless for the year ending December 31, 2003 were $1,630,063 with a cost of sales of $948,458 resulting in a gross profit of $681,604.  Revenues for the year ended December 31, 2002 were $1,996,106 with a cost of sales of $906,536 and a resulting gross profit of $1,089,570.

Operating expenses and general and administrative expenses during 2003 were $1,612,101 resulting in a net operating loss of $930,497.  Interest expense during this period was $107,017.  As a result of the foregoing, we realized a net loss of $1,287,514 during the year ended December 31, 2003. Operating expenses and general and administrative expenses during 2002 were $2,192,993 and resulted in a net operating loss for 2002 of $1,103,423. Interest expense during 2002 was $94,846. As a result, our net loss for 2002 was $1,198,269.

All revenues during 2003 derived from US Wireless’ Internet service activities.  Our predecessor, Cach Foods, did not generate any revenue from inception through May of 2003.  The majority of expenses during 2002 and 2003 consisted of salaries, office rentals, system operating and acquisition costs, legal, accounting and other professional fees.  Decreased revenues during the 12 month period ended December 31, 2003 were the result of discontinuing unprofitable operations.  Increased total expenses in 2003 were primarily due to costs associated with acquiring our subsidiary in May of 2003 and restructuring operations.

Liquidity and Capital Resources

At December 31, 2003, total assets were $976,353.  Total current assets were $170,693 consisting of $0 in cash, $148,568 in accounts receivable and $22,125 in prepaid expenses.  We also had property and equipment valued at $683,612.  Other assets consisted of our client base valued at $120,000 and $2,048 in deposits.  At December 31, 2002, total assets were $987,327 consisting of $112,092 in current assets, $694,966 in property and other assets of $180,269.

Total liabilities at December 31, 2003 were $2,724,119.  Current liabilities were $930,162 consisting of $806,964 in accounts payable, and $75,038 in accrued expenses.  Other liabilities at December 31, 2003 consisted of $316,844 in convertible debentures, $1,213,838 in notes payable, $251,636 in a notes payable to David Hayes, a shareholder, and David Ragland, the Chairman of the Board of US Wireless, and $11,369 in long-term lease obligations.  Notes payable at December 31, 2003 include a $250,000 note payable that was issued to an unrelated party in May of 2003 to help cover acquisition expenses.  At December 31, 2003 the $250,000 note was in default.

Total liabilities at December 31, 2002 were $1,766,266 consisting of $1,276,378 in current liabilities and $489,888 in long term debt.

Management believes that we have sufficient anticipated accounts receivable on hand to meet our immediate operating expenses.  However, we will require additional funding to reduce our liabilities.  During year ended December 31, 2003 we reorganized as a public company and management believes this will provide greater flexibility in generating funds for continuing operations and fully implementing our business plan.  We propose to fund our continuing operations through the sale of common stock, however, we cannot guarantee that we will generate sufficient proceeds to fund our operations and settle our debts.  If we require additional capital, we may seek advances from officers or shareholders, or explore other debt financing strategies.

Item 7. Financial Statements

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on Page 13.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name Douglas Keeney Daniel P. Burke, Sr. David Ragland Jim Murphy	Age 52 57 37 40	Positions Chief Executive Officer and director President Chief Financial Officer and director Director and Chairman of the Board Director	Since 2003 2003 2003 2003

The following is a brief description of the business experience of our Officers and Directors.

David Ragland, Chairman of the Board

Mr. Ragland has served as CFO and COO of several successful startups and emerging growth companies from 1994 to 2000.  He acted as CFO for Allied Foods, Inc. in Atlanta, GA from 1991-1994 where he managed the financial turnaround of the $30 million dollar pet food manufacturing company and performed similar CFO duties including labor union negotiations, information systems management, investor relations management, as well as participated in the sale of the company after the financial turnaround was complete.  Mr. Ragland, a certified public accountant, began his career in accounting and finance for Ernst & Young, LLP in 1986. Mr. Ragland received both his Bachelor of Business Administration in Accounting and his Masters in Accounting from the University of Georgia.  He is currently a member of the American Institute of Certified Public Accountants and the Georgia Society of Certified Public Accountants.

L. Douglas Keeney, Chief Executive Officer, Director

Mr. Keeney has been in marketing and management since 1976. He is a former Vice President of Benton & Bowles and Young & Rubicam and was the founder and CEO of several successful start-ups including Avion Park and Gateway America, a provider of digital content to Msn. Mr. Keeney has worked for fifteen years in marketing and advertising in Los Angeles and New York and internationally with a subsidiary of British-American Tobacco. He was nominated to and attended the Institute for Advanced Advertising Studies (NYC) and nominated for Entrepreneur of the Year by both USC and Arthur Young, LLP.  For the last seven years, Keeney has been founder and CEO of Avion Park, LLC, publishers and producers of digitally based television and written content, and of Gateway America, a content provider to MSN: The Microsoft Network. After selling Avion Park, Mr. Keeney joined US Wireless and became CEO in December, 2000. He is Chairman of the License Exempt Alliance of the Wireless Communications Association, holds one patent and is a published author of business books and military histories with Simon & Schuster and HarperCollins. Mr. Keeney has a BA in Economics from the University of Southern California and an MBA from the University of Southern California Marshall School of Business.

Daniel P. Burke, Sr., President and Chief Financial Officer, Director

 Mr. Burke has been involved principally in the energy industry since 1980 and has developed a number of successful companies including Commonwealth Energy Services, which Sempra Energy (formerly San Diego Gas & Electric) purchased in 1997.  Mr. Burke has most recently served as co-founder and Chief Operating Officer of MxEnergy, a residential energy marketing company that has grown from its inception in the fall of 1999 to 175,000 customers currently.  MxEnergy operates in six eastern U.S. states.  Mr. Burke successfully launched his company’s marketing program in the nation’s first deregulated natural gas market.  In addition to serving as President and Chief Executive Officer, Mr. Burke’s other prior positions include Chief Financial Officer; Trustee and Administrator for ERISA governed employee benefit plans; Business Consultant  (Coopers & Lybrand), and Director of Accounting and Cash Management Services for.  Mr. Burke is a graduate of the University of Louisville with degrees in Accounting and English and has completed courses at the University Of Louisville School Of Law, including Contracts, Insurance, Property and Legal Procedures.

 James D. Murphy, Director

 Mr. Murphy is the founder and Chief Executive Officer of Afterburner, Inc., an INC 500 management training company located in Atlanta, Georgia. Since 1996 Afterburner has trained over 2.3 million executives and middle managers of Fortune 500 companies in techniques to improve their executional executive skills. A former military officer and F-15 Instructor Pilot in the United States Air Force, Mr. Murphy brings to the company an extensive background in sales management, and the independence of an outside director. Mr. Murphy, a graduate of  received his undergraduate degree at the University of Kentucky, is a member of the Young Entrepreneurs Organization.  In 2002 Catalyst Magazine, Mr. Murphy was ranked as one of Atlanta's Top 50 Entrepreneurs by Catalyst Magazine.  He also, and is the author of Business is Combat.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Item 10. Executive Compensation

The following table lists the compensation received by our former and current officers over the last three years.

SUMMARY COMPENSATION TABLE

Name and Principal Position Of Officers/Directors.	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)

Douglas Keeney

CEO

Daniel P. Burke, Sr.

President and CFO

Jim Murphy

Director

David Ragland

Director and Chairman of the Board

Kelly McBride

Former Secretary/Treasurer and Director of Cach Foods

Brian J. Kramer

Former Director of Cach Foods

Cornelius Hofman

Former President and Director of Cach Foods

	12/31/03 12/31/02 12/31/01 12/31/03 12/31/02 12/31/01 12/31/03 12/31/02 12/31/01 12/31/03 12/31/02 12/31/01 12/31/03 12/31/02 12/31/01 12/31/03 12/31/02 12/31/01 -0- -0- -0-	26,750 -0- -0- 24,000 -0- -0- -0- -0- -0- 13,000 -0- -0- -0- 14,335 -0- -0- -0- -0- -0- -0- -0-	-0-	67,836(1) -0- -0- 45,375(2) -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0-				-0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- -0- 500(3) -0- -0- 500(3) -0- -0- -0- -0-

1.

Doug Keeny was paid $67,836 in 2003 for consulting services provided to the Company.

2.

Daniel P. Burke, Sr. manages and controls Commonwealth Energy, Inc. Commonwealth received $45,375 in 2003 in consulting fees from US Wireless.

3.

On  April  20,  2001,  the  Company issued to two of its directors 2,000 shares  of  common stock,

            or 1,000 shares each, for services valued at $1,000 or $.50  per  share.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2003, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 15,485,806 issued and outstanding shares of common stock, par value $.001.  The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address

Douglas Keeney(1)

 745 West Main St. Ste 100

Louisville, KY 40202

Daniel P. Burke(1)

  745 West Main St. Ste 100

Louisville, KY 40202

David Ragland(2)

  745 West Main St. Ste 100

Louisville, KY 40202

  Jim Murphy(2)

1257 Apple Valley Rd.

Atlanta, GA 30319

David Hayes

745 West Main St. Ste 100

Louisville, KY 40202

Angel I LLC

730 West Main St. Ste 200

Louisville, KY 40202

Niko I LLC

730 West Main St. Ste 200

Louisville, KY 40202

Title of Class Common Common Common Common Common Common Common	Number of Shares Beneficially Owned 204,373 2,452,474(3) 3,552,128 173,036 3,283,590 1,000,000 1,000,000	% of Shares 1.32% 15.84% 22.94% 1.12% 21.2% 6.46% 6.46%

All Executive Officers and Directors as a group (4 persons)                   9,665,601

62.42%

(1)

Officer

(2)

Director

(3)

These shares are held by ISP Ventures, LLC, a company owned and controlled by Daniel P. Burke.

Item 12. Certain Relationships and Related Transactions.

During 2002, the Company entered into an agreement with a director and David Ragland providing for an interest free loan due upon demand. Amounts outstanding under the agreement at December 31, 2003 was $251,636.

A line of credit due to a David Ragland, due on demand, bears interest at 10%.  At December 31, 2003 the Company owed Mr. Ragland $204,909 on the line of credit.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits:

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

Attached

32.2

Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Attached

Reports on Form 8-K:

No reports on Form 8-K were filed by US Wireless Online during the last quarter of the period covered by this report.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of US Wireless Online’s annual financial statement and review of financial statements included in US Wireless Online’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $-0- for fiscal year ended 2002 and $19,000 for fiscal year ended 2003.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2003.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2003 and 2002.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

#

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US WIRELESS ONLINE, INC.

Date: April 16, 2004

/s/ Douglas Keeney

Douglas Keeney

Chief Executive Officer

Date: April 16, 2004

/s/ Daniel P. Burke, Sr.

Daniel P. Burke, Sr.

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2004

By: /s/ Douglas Keeney

Douglas Keeney

Director

Date: April 16, 2004

By: /s/ Daniel P. Burke, Sr.

Daniel P. Burke, Sr.

Director

Date: April 16, 2004

By: /s/ David Ragland

David Ragland

Director

Date: April 16, 2004

By: /s/ Jim Murphy

Jim Murphy

Director

C O N T E N T S

Independent Auditor’s Report

 15

Consolidated Balance Sheets

 16

Consolidated Statements of Operations

 18

Consolidated Statements of Stockholders’ Equity

 19

Consolidated Statements of Cash Flows

 20

Notes to the Consolidated Financial Statements

       21

#

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

of U.S. Wireless Online, Inc.

We have audited the accompanying balance sheet of U.S. Wireless Online, Inc. as of December 31, 2003 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well a evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Wireless Online, Inc. as of December 31, 2003  and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses from operations, negative working capital and is dependent on financing to continue operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

February 4, 2004

#

CONSOLIDATED BALANCE SHEETS ASSETS
December 31,
2003 ____________

Current Assets
Cash	$ -
Accounts Receivables(Net of Allowance of $2,600)	148,568
Prepaid Expenses	22,125
________
Total Current Assets	170,693
________
Property & Equipment (Net)	683,612
________
Other Assets
Client Base (Net)	120,000
Deposits	2,048
________
Total Other Assets	122,048
________
Total Assets	$ 976,353
=========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

LIABILITIES AND STOCKHOLDERS' EQUITY

December 31,
2003 ____________
Current Liabilities
Bank Overdrafts	$ 28,438
Accounts Payable	806,964
Accrued Expenses	75,038
Deferred Revenue	19,722
Current Portion of Long term debt	____________

Total Current Liabilities	930,162
____________
Long-Term Debt
Convertible Debentures	316,844
Notes Payable	1,213,838
Note Payable - related party	251,636
Lease Obligation	11,639
Current Portion of Long Term Debt	____________

Total Long Term Debt	1,793,957
____________
Total Liabilities	2,724,119
____________
Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 15,485,806 shares	15,486
Additional Paid in Capital	3,423,258
Subscription Receivable	-
Retained Earnings (Deficit)	(5,186,509)
____________
Total Stockholders' Equity	(1,747,766)
____________
Total Liabilities and Stockholders' Equity	$ 976,353
============

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2003	2002

Revenues	1,630,063	1,996,106

Cost of Sales	948,458	906,536

Gross Profit (Loss)	681,604	1,089,570

Operating Expenses
General & Administrative	1,612,101	2,192,993

Total Operating Expenses	1,612,101	2,192,993

Net Operating Income (Loss)	(930,497)	(1,103,423)

Other Income(Expense)
Reorganization expenses	(250,000)	-
Interest Expense	(107,017)	(94,846)

Total Other Income(Expense)	(357,017)	(94,846)

Net Income (Loss)	$ (1,287,514)	$ (1,198,269)

Net Income (Loss) Per Share	$ (0.08)	$ (0.08)

Weighted Average Shares Outstanding	15,485,806	15,149,730

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Stockholders' Equity (Deficit)			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	(Deficit)

Balance December 31, 2001	48,334,330	$ 48,334	$ 2,708,414	$ (425,000)	$ (2,700,726)

Issuance of Common Stock
for services	1,147,840	1,148	228,420	-	-

Sale of treasury stock	-	-	-	(150,000)	-

Funds Received from Subscription Receivable	-	-	-	364,500	-

Options issued for Services	-	-	344,241	-	-

Net Loss for the year ended
December 31, 2002	-	-	-	-	(1,198,269)
	____________	___________	__________	___________	___________
Balance December 31, 2002	49,482,170	49,482	3,281,075	(210,500)	(3,898,995)

Reverse merger adjustment	(33,996,364)	(33,996)	33,996	-	-

Receipt of stock subscriptions	-	-	-	210,500	-

Net loss for the year ended
December 31, 2003	-	-	-	-	(1,287,514)
	____________	___________	__________	___________	___________
Balance December 31, 2003	15,485,806	$ 15,486	$ 3,315,071	$ -	$ (5,186,509)
	===========	===========	==========	==========	==========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ (1,287,514)	$ (1,198,269)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	299,462	317,637
Options issued for Services	108,187	344,241
Shares issued for Services	-	229,568
Merger expenses paid with notes payable	250,000	-
Loss on sale of assets	3,750	-
Bad Debt Expense	(9,684)	(10,358)
Change in Assets and Liabilities
Increase (Decrease) in Cash Overdraft	28,438	-
(Increase) Decrease in Accounts Receivable	(65,526)	72,296
(Increase) Decrease in Deferred Revenue	2,328	(27,249)
Increase (Decrease) in Deposits and Prepaids	3,369	9,057
Increase (Decrease) in Accounts Payable/ Accrued Expenses	113,667	76,456

Net Cash Provided(Used) by Operating Activities	(553,523)	(186,622)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from Sale Property and Equipment	-	97,804
Purchases of Property and Equipment	(232,072)	(159,094)

Net Cash Provided (Used) by Investing Activities	(232,072)	(61,290)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment on Long Term Debt	(187,814)	(416,073)
Proceeds from Debt Financing	758,949	50,000
Proceeds from Convertible Debentures	-	-
Proceeds from Stock issuance	210,500	364,500

Net Cash Provided(Used) by Financing Activities	781,635	(1,573)

The accompanying notes are an integral part of these financial statements.

U.S. Wireless Online, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

NOTE 1 -  DESCRIPTION OF BUSINESS

a.  The Company and Nature of Business

U.S. Wireless Online, Inc. (the Company) was incorporated in Georgia in June 2000 under the corporate name U.S. Wireless Online, Inc. (U.S.Wireless).  During 2001 the Company moved its corporate offices to Louisville, Kentucky.

In May 2003, the Company finalized an agreement and plan of reorganization wherein Cach Foods, Inc., (a Nevada Corporation) (“CACH”) issued 13,472,846 restricted common shares for all outstanding shares of US Wireless Online, Inc.  The Company therefore became a wholly owned subsidiary of CACH.  Pursuant to the merger agreement, the management of U.S. Wireless became the management of CACH, and the shareholders of US Wireless became the majority of CACH, thus making the merger a reverse merger.  In a reverse merger all accounting history becomes that of the accounting acquirer, therefore all historical information in this report is that of US Wireless prior to the merger, and consolidated with CACH subsequent to the merger.  The reverse merger adjustment has been recorded as though the Company effected a one for 3.195 reverse stock split.  These financial statements have been retroactively restated to reflect a one for 3.195 reverse stock split.  The name of the Company was changed from CACH Foods to U.S. Wireless Online, Inc.

The Company provides wireless internet, email and communications services to businesses.  The Company provides these services to Customers in the United States of America .

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company recognizes income and expenses on the accrual basis of accounting.

b. Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short-term investments purchased with a remaining maturity of three months or less to be cash equivalents.

At various times throughout the year the Company had cash deposits at a bank in excess of the maximum amounts insured by the FDIC.

U.S. Wireless Online, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Property and Equipment

Property and equipment are stated at cost less accumulation depreciation.  Depreciation is provided for in amount sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight line-basis. Maintenance and repairs are charged to expense as incurred, costs of major additions and betterments are capitalized.   In accordance with SFAS 144, the Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  As of December 31, 2003, there were no impairments.

d. Advertising Costs

Advertising costs are expensed as incurred.  Total advertising costs charged to expense for the years ended December 31, 2003 and 2002 were $35,158 and $2,161, respectively.

e. Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

f. Earnings per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”.  SFAS No. 128 requires the presentation of basic and diluted Earnings per Share (EPS).  Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted.

For the Years Ended

December 31,

2003

2002

Income (Loss)(numerator)

$

 (1,287,514)

$

(1,198,269)

Shares (denominator)

15,485,806

15,149,730

Per Share Amount

$

(0.08)

$

(0.08)

U.S. Wireless Online, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Income Taxes

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.  Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Until merger date of May 12, 2003, U.S. Wireless, with the consent ot its stockholders, elected to be taxed as an S-Corporation under the Internal Revenue Code and similar state statutes.  Effective May 12, 2003, because of the reverse merger, the Company lost its S-Election status.  Net losses from May 12, 2003 will be carried forward to offset future taxable income.  Net losses of approximately $1,180,000 will expire in 2018.  A deferred tax asset for these net operating losses is offset by an allowance in the same amount, as it is unclear whether the Company will have taxable income in the future. Deferred taxes assets are as follows:

NOL Carryforward

$

  401,000

Valuation Allowance

   (401,000)

Net Deferred Tax Assets

$

-

h. Concentration of Credit Risk

The Company extends credit to customers which results in accounts receivable arising from its normal business activities.  The Company does not require collateral or other security to support financial instruments subject to credit risk.  The Company routinely assesses the financial strength of its customers and based upon factors surrounding the credit risk of the customers believes that its accounts receivable credit risk exposure is limited.

i. Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires that the Company disclose estimated fair values of financial instruments.  The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

j. Revenue Recognition

The Company provides wireless internet access to customers for a contract period of one year.  The customers are billed for services on a monthly basis.  The initial installation fees charged to the customer are deferred and recognized during the contract period of 1 year.  Deferred revenue also includes advance payments for monthly services and advances received for conventions.

U.S. Wireless Online, Inc.

Notes to Financial Statements

December 31, 2002 and 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. Receivables

Accounts receivable is recorded net of an allowance account when management deems a receivable to be uncollectible.  As of December 31, 2003 and 2002, accounts deemed to be uncollectible amounted to $2,600 and $4,784, respectively.

l. Going Concern

The accompanying Financial Statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses negative working capital and is dependent upon raising capital to continue operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management’s plan to raise additional capital in order to expand operations, liquidate debt and operate profitably.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 consists of the following:

Estimated

2003

Useful Life

Furniture & Fixtures

$

10,575

7 years

Automobiles

5,000

5 years

Office Equipment

42,967

5 years

Wireless Equipment

        1,263,025

5 years

Network Software

6,128

8 years

         1,327,695

Less accumulated depreciation

644,083

Property and Equipment, Net

$

683,612

Depreciation expense for the years ended December 31, 2003 and 2002 were $239,462 and  $317,637, respectively.

U.S. Wireless Online, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

NOTE 4 - LONG-TERM LIABILITIES

Long-term liabilities are detailed in the following schedules as of December 31, 2003:

Convertible Debentures:

Convertible note payable to a company, matures November 2002,

bears interest at 8%, principal and interest due at maturity,

convertible into common stock at 85% of lowest price per share,

paid by any investor for a share of the equity securities once three million dollars is received through an offering, secured by wireless equipment, currently in default.

$

181,844

Convertible notes payable to several individuals, due in total by conversion of cash or equity at $.50 per share by November

2004, bears interest at 8%

135,000

Total convertible debentures

316,844

Notes payable:

Note payable to a bank, due monthly in installments of $11,722 through October  2006, bears interest at 7.5%.

$

354,889

Note payable to an LLC, bears interest at 8%, matures November 30,

2004

100,000

Note payable to an LLC, bears interest at 8%, matures November

30, 2004

50,000

Note payable to an LLC, bears interest at 8%, matures November

30, 2004

25,000

Notes payable to an LLC, bears interest at 8%, matures July

31, 2004

433,949

Note payable to an individual, bears interest at 8%, matures November

30, 2004

250,000

Total notes payable

1,213,838

U.S. Wireless Online, Inc.

Notes to Financial Statements

December 31, 2003 and 2002

NOTE 4 - LONG-TERM LIABILITIES (continued)

Notes Payable - Related Party

Note payable to a shareholder, bears no interest and is due on demand

46,727

Line of credit due to a shareholder, due on demand, bears interest at 10%

204,909

Total Notes Payable - Related Party

251,636

Lease Obligation

Lease payable to a company, monthly payments of $6,938

due through February 2004, secured by wireless pop sites

11,639

Total Lease Obligation

11,639

Total Long-Term Liabilities

1,793,957

Less: current portion - notes payable and debentures

(1,292,798)

Less: current portion – related party

(251,636)

Less: current portion-lease obligation

(11,639)

Total current portion

(1,556,073)

Total long-term liabilities

$

237,884

Future minimum principal payments on notes payable are as follows:

2004

$

1,544,434

2005

126,089

2006

111,795

Total

$

1,782,318

Future minimum lease payments on lease obligations are as follows:

2004

$

13,876

Less: Portion Recorded in Interest:

(2,237)

$

11,639

U.S. Wireless Online, Inc.

Notes to the Financial Statements

December 31, 2003 and 2002

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2002, the Company entered into an agreement with a director and major shareholder providing for an interest free loan due upon demand. Amounts outstanding under the agreement at December 31, 2003 was $251,636.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company signed a lease agreement for an  office facility in Louisville, Kentucky.  The company pays $1,500 per month on a month to month lease.  A second office space in Louisville  is being leased for $4,146 per month for the first year and increases by approximately $300 each year.  Lease terminates in November of 2006. The company also leased office space in Georgia for $1,250 per month,  the terms were for twelve months ending in March 2003. Total rent expense for the years ended December 31, 2003 and 2002 was $88,845 and $158,693, respectively.

The Company also leases roof top space.  Transmittal towers are erected to transmit wireless internet broadcasts.   The company leases rooftop space in Georgia, Kentucky, Ohio and Indiana. Rooftop leases vary in price and time span.   Rooftop lease expense for the years ended December 31, 2003 and 2002 was $339,168 and  $375,036, respectively.

NOTE 7- STOCKHOLDERS’ EQUITY TRANSACTIONS

During 2001, the Company issued 1,732,219 shares of common stock to investors for cash in the amount of $2,035,500 or an average price of $1.175 per share.  Included in the issuance was a $400,000 subscription receivable of which $339,500 was received in 2002 and $60,500 in 2003.

During 2002, common stock in the amount of 359,225 was issued to employees and consultants in lieu of wages and services in the amount of $229,568 or $0.64 per share.

During 2001, stock options were issued to employees and consultants under a unqualified stock option plan.  4,410,000 options were issued of which $222,572 was expensed.  The valuation price was established using the Black- Scholes pricing model and was established to be $0.15 per share.  Options vest over a two year period  and were expensed during 2001 from the issuance date up to the end of the 2001 year.  2,525,000 options of the 4,410,000 outstanding had vested 75% the remaining 1,885,000 had vested 100%.  In 2002 an expense in the amount of $344,241 was made on the  vested options. In 2003, an expense in the amount of $108,187 was made on all additional granted and vested options.

U.S. Wireless Online, Inc.

Notes to the Financial Statements

December 31, 2003 and 2002

NOTE 7- STOCKHOLDERS’ EQUITY TRANSACTIONS (Continued)

Outstanding options are as follows at December 31, 2003:

Outstanding balance at December 31, 2002

4,410,000

Granted

     90,000

Expired

-

Exercised

-

Reverse merger adjustment

(2,971,846)

Balance December 31, 2003

 1,528,154

In June 2002 the Company purchased 8.2 million shares of Treasury stock from a shareholder for $150,000.  In the same period the shares were sold at the same price and booked as a subscription receivable.

During 2003, the Company received the remaining $210,500 of stock subscriptions receivable described above.

Pursuant to the reverse merger agreement stated in Note 1, the Company adjusted its common stock to reflect the issuance of CACH shares to the shareholders of U.S. Wireless as though a one for 3.195 reverse stock split occurred retroactively.

NOTE 8 - CONVERTIBLE PROMISSORY NOTE

In May 2001 the Company issued a convertible promissory note to a company in the amount of $181,844.40.  The note is convertible in cash or equity of the company at a date of 85% of the lowest price paid by an investor for a share of the equity securities, once three million dollars is raised through an offering.  The note matures in six months.   As of December 31,2003 and 2002 the full balance was still outstanding.  A second convertible note was issued to a company in May of 2001 the amount of $442,300.  In consideration for the note the Company received software to be used in its operations.  The note is to be converted into cash or equity of the company.  The note accrues interest at 8% per annum and matures six months from the date the note was effective.  As of  December 31, 2002 the note was satisfied in full by returning the software.

NOTE 9  -  CLIENT BASE

In May 2001, the Company acquired the assets of Darwin Networks, Inc. a Delaware corporation engaged in providing high speed internet services to 700 customers in Louisville, Kentucky, Cincinnati, Columbus and Dayton, Ohio and Atlanta, Georgia.  Pursuant to the acquisition, the Company paid $620,000 cash for the assets and operations of Darwin.  Valuation of the fixed assets was determined and the Company recorded $320,000 in equipment and the remaining cost of $300,000 was attributed to the value of the client base acquired.  The client base is being amortized over a 5 year term on the straight line basis, which is the estimated term for most customers.