Form 10KSB/A
period 2003-12-31
US WIRELESS ONLINE INC
filed 2004-04-28
CIK 1135264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB/A

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

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares
Douglas Keeney(1) 745 West Main St. Ste 100 Louisville, KY 40202	Common	204,373	1.32%

Daniel P. Burke(1) 745 West Main St. Ste 100 Louisville, KY 40202	Common	2,452,474(3)	15.84%

David Ragland(2) 745 West Main St. Ste 100 Louisville, KY 40202	Common	3,552,128	22.94%

Jim Murphy(2) 1257 Apple Valley Rd. Atlanta, GA 30319	Common	173,036	1.12%

David Hayes 745 West Main St. Ste 100 Louisville, KY 40202	Common	3,283,590	21.2%

Angel I LLC 730 West Main St. Ste 200 Louisville, KY 40202	Common	1,000,000	6.46%

Niko I LLC 730 West Main St. Ste 200 Louisville, KY 40202	Common	1,000,000	6.46%

All Executive Officers and Directors as a group (4 persons)                   9,665,601

62.42%

(1)

Officer

(2)

Director

(3)

These shares are held by ISP Ventures, LLC, a company owned and controlled by Daniel P. Burke.

Item 12. Certain Relationships and Related Transactions.

During 2002, the Company entered into an agreement with David Hayes, then a director ,and David Ragland providing for an interest free loan due upon demand. Amounts outstanding under the agreement at December 31, 2003 was $251,636.

Within the $251,636 mentioned above, a line of credit due to David Ragland, due on demand, bears interest at 10%.  At December 31, 2003 the Company owed Mr. Ragland $204,909 on the line of credit.

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

US WIRELESS ONLINE, INC.

Date: April 28, 2004

/s/ Douglas Keeney

Douglas Keeney

Chief Executive Officer

Date: April 28, 2004

/s/ Daniel P. Burke, Sr.

Daniel P. Burke, Sr.

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 28, 2004

By: /s/ Douglas Keeney

Douglas Keeney

Director

Date: April 28, 2004

By: /s/ Daniel P. Burke, Sr.

Daniel P. Burke, Sr.

Director

Date: April 28, 2004

By: /s/ David Ragland

David Ragland

Director

Date: April 28, 2004

By: /s/ Jim Murphy

Jim Murphy

Director

#

C O N T E N T S

Independent Auditor’s Report

 15

Consolidated Balance Sheets

 16

Consolidated Statements of Operations

 18

Consolidated Statements of Stockholders’ Equity

 19

Consolidated Statements of Cash Flows

 20

Notes to the Consolidated Financial Statements…………………………………………………………21

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