Form 10QSB
period 2004-03-31
US WIRELESS ONLINE INC
filed 2004-05-21
CIK 1135264

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ______________

Commission file number: 333-61424

US WIRELESS ONLINE, INC.

(Exact name of small business issuer as specified in its charter)

                 Nevada

     82-0505220

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

745 West Main Street, Suite 100, Louisville, Kentucky 40202

(Address of principal executive offices)

(502) 213-3700

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X]  No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under plan confirmed by a court.  Yes ____  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate number of shares issued and outstanding of the issuer’s common stock as of March 31, 2004 was 15,485,806 shares of $0.001 par value.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]

#

FORM 10-QSB

U.S. WIRELESS ONLINE, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets (Assets) - March 31, 2004 (Unaudited) and December 31, 2003.

Consolidated Balance Sheets (Liabilities and Stockholders’ Equity) - March 31, 2004 (Unaudited) and December 31, 2003.

Statements of Operations (Unaudited) - Three months ended March 31, 2004 and 2003

Statements of Cash Flows (Unaudited) - Three months ended March 31, 2004 and 2003

Notes to financial statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 6 7 8 10
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	10
	Signatures	11

(Inapplicable items have been omitted)

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

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

U.S. Wireless Online, Inc.

Consolidated Balance Sheets

ASSSETS

	March 31,	December 31,
	2004	2003
	(unaudited)
Current Assets
Cash	$ 2,833	$ -
Accounts Receivables(Net of Allowance of $2,600)	52,033	148,568
Prepaid Expenses	24,801	22,125

Total Current Assets	79,667	170,693

Property & Equipment (Net)	608,432	683,612

Other Assets
Client Base (Net)	105,000	120,000
Deposits	15,009	2,048

Total Other Assets	120,009	122,048

Total Assets	$ 808,108	$ 976,353

See accompanying notes to financial statements.

U.S. Wireless Online, Inc.

Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2004	2003
	(unaudited)
Current Liabilities
Bank Overdrafts	$ -	$ 28,438
Accounts Payable	820,554	806,964
Accrued Expenses	78,785	75,038
Deferred Revenue	19,722	19,722
Current Portion of Long term debt	1,556,073	1,556,073

Total Current Liabilities	2,475,134	2,486,235

Long-Term Debt
Convertible Debentures	316,844	316,844
Notes Payable	1,279,007	1,213,838
Note Payable - related party	281,636	251,636
Lease Obligation	7,087	11,639
Current Portion of Long Term Debt	(1,556,073)	(1,556,073)

Total Long Term Debt	328,501	237,884

Total Liabilities	2,803,635	2,724,119

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 15,485,806 shares	15,486	15,486
Additional Paid in Capital	3,423,258	3,423,258
Retained Earnings (Deficit)	(5,434,271)	(5,186,509)

Total Stockholders' Equity	(1,995,527)	(1,747,766)

Total Liabilities and Stockholders' Equity	$ 808,108	$ 976,353

See accompanying notes to financial statements.

U.S. Wireless Online, Inc.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003 (1)

Revenues	$ 377,094	$ 411,982

Cost of Sales	245,729	215,182

Gross Profit (Loss)	131,365	196,800

Operating Expenses
General & Administrative	364,230	297,787

Total Operating Expenses	364,230	297,787

Net Operating Income (Loss)	(232,865)	(100,987)

Other Income(Expense)
Interest Expense	(14,897)	(12,253)

Total Other Income(Expense)	(14,897)	(12,253)

Net Income (Loss)	$ (247,762)	$ (113,240)

Net Income (Loss) Per Share	$ (0.02)	$ (0.01)

Weighted Average Shares Outstanding	15,485,806	15,485,806

(1) Financial figures for the three-month period ended March 31, 2003 represent operations conducted by U.S. Wireless Online, the privately held company, prior to the May 19, 2003 Reorganization with Cach Foods.

See accompanying notes to financial statements.

U.S. Wireless Online, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	For the Three Months Ended
	March 31,

	2004	2003 (1)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ (247,762)	$ (113,240)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	96,677	68,000
Change in Assets and Liabilities
Increase (Decrease) in Bank Overdraft	(28,438)	-
(Increase) Decrease in Accounts Receivable	96,535	12,392
(Increase) Decrease in Deposits and Prepaids	(15,637)	(16,106)
Increase (Decrease) in Accounts Payable/ Accrued Expenses	17,337	7,165

Net Cash Provided(Used) by Operating Activities	(81,288)	(41,789)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of Property and Equipment	(6,497)	(13,474)

Net Cash Provided (Used) by Investing Activities	(6,497)	(13,474)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment on Long Term Debt	(33,182)	(27,752)
Proceeds from Long Term Debt	123,800	79,054

Net Cash Provided(Used) by Financing Activities	90,618	51,302

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	2,833	(3,961)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	3,961

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,833	$ -

Cash Paid For:
Interest	$ -	$ -
Income Taxes	$ -	$ -

(1) Financial figures for the three-month period ended March 31, 2003 represent operations conducted by U.S. Wireless Online, the privately held company, prior to the May 19, 2003 Reorganization with Cach Foods.

See accompanying notes to financial statements.

U.S. Wireless Online, Inc.

Notes to the Consolidated Financial Statements

March 31, 2004

GENERAL

U.S. Wireless Online, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

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

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the “Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

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

Results of Operations for the Three-Month Period Ended March 31, 2004 and 2003

Revenues for US Wireless for the three-month period ended March 31, 2004 were $377,094 with a cost of sales of $245,729 resulting in a gross profit of $131,365.  Revenues for the three-month period ended March 31, 2003 were $411,982 with a cost of sales of $215,182 and a resulting gross profit of $196,800.

Operating expenses and general and administrative expenses during the three-month period ended March 31, 2004  were $364,230 resulting in a net operating loss of $232,865.  Interest expense during this period was $14,897.  As a result of the foregoing, we realized a net loss of $247,762 during the three-month period ended March 31, 2004. Operating expenses and general and administrative expenses during the three-month period ended March 31, 2003 were $297,787 and resulted in a net operating loss for the period of $100,987. Interest expense during the three-month period ended March 31, 2003 was $12,253. As a result, our net loss for the period was $113,240.

All revenues during the three-month period ended March 31, 2004 derived from US Wireless’ Internet service activities.  Our predecessor, Cach Foods, did not generate any revenue from inception through May of 2003.  Pursuant to the May 19, 2003 Agreement and Plan of Reorganization, U.S. Wireless became a wholly-owned subsidiary of Cach Foods, Inc. and the Company’s name was changed to U.S. Wireless Online, Inc. The financial figures reported for the three-month period ended March 31, 2003 in this report’s financial statements reflect operations conducted by US Wireless Online, the privately held company prior to the reorganization with Cach Foods. The majority of expenses during the three-month period ended March 31, 2004 consisted of salaries, office rentals, legal, accounting and other professional fees.

Liquidity and Capital Resources

At March 31, 2004, total assets were $808,108.  Total current assets were $79,667 consisting of $2,833 in cash, $52,033 in accounts receivable and $24,801 in prepaid expenses.  We also had property and equipment valued at $608,432.  Other assets consisted of our client base valued at $105,000 and $15,009 in deposits.  At December 31, 2003, total assets were $976,353 consisting of $170,693 in current assets, $683,612 in property and other assets of $122,048.

Total liabilities at March 31, 2004 were $2,803,635.  Current liabilities were $2,475,134 consisting of $820,554 in accounts payable, $78,785 in accrued expenses and $19,722 in deferred revenue.  Other liabilities at March 31, 2004 consisted of $316,844 in convertible debentures, $1,279,007 in notes payable, $281,636 in notes payable to David Hayes, a shareholder, and David Ragland, the Chairman of the Board of US Wireless, and $7,087 in long-term lease obligations.  Notes payable at December 31, 2003 include a $250,000 note payable that was issued to an unrelated party in May of 2003 to help cover acquisition expenses.  At December 31, 2003 the $250,000 note was in default.

Total liabilities at December 31, 2003 were $2,724,119 consisting of $2,486,235 in current liabilities and $237,884 in long-term debt.

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

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

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

Attached

32.2

Certification of Chief Financial Officer pursuant to

Section 906 of the Sarbanes- Oxley Act of 2002

Attached

Reports on Form 8-K:

U.S. Wireless Online, Inc. filed the following reports on Form 8-K during the three-month period covered by this report.

Date of Report	Title of Report	Event(s) Reported
February 27, 2004	8-K	Item 1. Changes in registrant's certifying accountant Item 2. Auditor consent letter

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US WIRELESS ONLINE, INC.

Date: May 21, 2004

/s/ Douglas Keeney

Douglas Keeney

Chief Executive Officer

Date: May 21, 2004

/s/Daniel P. Burke, Sr.

Daniel P. Burke, Sr.

Chief Financial Officer