Form 10QSB
period 2004-06-30
US WIRELESS ONLINE INC
filed 2004-08-23
CIK 1135264

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  June  30,  2004

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

                                 (502) 213-3700
                           (Issuer's telephone number)

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of June 30, 2004 was 15,485,806 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                                  FORM 10-QSB
                           U.S. WIRELESS ONLINE, INC.


                                      INDEX

                                                                                      Page
                                                                                      ----
PART I..  Financial Information

          Item 1.  Financial Statements                                                  3

          Consolidated Balance Sheets (Assets) - June 30, 2004 (Unaudited) and
          December 31, 2003.                                                             3

          Consolidated Balance Sheets (Liabilities and Stockholders' Equity) - June
          30, 2004 (Unaudited) and December 31, 2003.                                    4

          Statements of Operations (Unaudited) - Three months ended June 30, 2004
          and 2003                                                                       5

          Statements of Cash Flows (Unaudited) - Three months ended June 30,
          2004 and 2003                                                                6-7

          Notes to financial statements (Unaudited)                                      8

          Item 2.  Management's Discussion and Analysis of Financial Condition or
          Plan of Operation                                                              9

          Item 3.  Controls and Procedures                                              11

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                                     11

          Signatures                                                                    12

(Inapplicable  items  have  been  omitted)

PART  I-  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS
-------------------------------

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



                           U.S. WIRELESS ONLINE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                        June 30,   December 31,
                                                          2004        2003
                                                      -----------  -------------
                                                      (unaudited)
  Current Assets
    Cash . . . . . . . . . . . . . . . . . . . . . .  $   1,231    $           -
    Accounts Receivables(Net of Allowance of $2,600)    126,672          148,568
    Prepaid Expenses . . . . . . . . . . . . . . . .     20,042           22,125
                                                      -----------  -------------

      Total Current Assets . . . . . . . . . . . . .    147,945          170,693
                                                      -----------  -------------

  Property & Equipment (Net) . . . . . . . . . . . .    504,642          683,612
                                                      -----------  -------------

  Other Assets
      Client Base (Net). . . . . . . . . . . . . . .     82,000          120,000
      Deposits . . . . . . . . . . . . . . . . . . .     20,549            2,048
                                                      -----------  -------------

      Total Other Assets . . . . . . . . . . . . . .    102,549          122,048
                                                      -----------  -------------

      Total Assets . . . . . . . . . . . . . . . . .  $ 755,136    $     976,353
                                                      ===========  =============

   The accompanying notes are an integral part of these financial statements.



                                  U.S. WIRELESS ONLINE, INC.
                                  CONSOLIDATED BALANCE SHEETS

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------



                                                                    June 30,     December 31,
                                                                      2004           2003
                                                                  -----------  ---------------
                                                                  (unaudited)
Current Liabilities
  Bank Overdrafts. . . . . . . . . . . . . . . . . . . . . . . .  $         -   $      28,438
  Accounts Payable . . . . . . . . . . . . . . . . . . . . . . .      893,243         806,964
  Accrued Expenses . . . . . . . . . . . . . . . . . . . . . . .       93,120          75,038
  Deffered Revenue . . . . . . . . . . . . . . . . . . . . . . .       19,722          19,722
  Current Portion of Long term debt. . . . . . . . . . . . . . .    1,523,419       1,556,073
                                                                  -----------  ---------------

    Total Current Liabilities. . . . . . . . . . . . . . . . . .    2,529,504       2,486,235
                                                                  -----------  ---------------

Long-Term Debt
  Convertible Debentures . . . . . . . . . . . . . . . . . . . .      316,844         316,844
  Notes Payable. . . . . . . . . . . . . . . . . . . . . . . . .    1,438,120       1,213,838
  Note Payable - related party . . . . . . . . . . . . . . . . .      250,000         251,636
  Lease Obligation . . . . . . . . . . . . . . . . . . . . . . .        4,917          11,639
  Current Portion of Long Term Debt. . . . . . . . . . . . . . .   (1,523,419)     (1,556,073)
                                                                  -----------  ---------------

    Total Long Term Debt . . . . . . . . . . . . . . . . . . . .      486,462         237,884
                                                                  -----------  ---------------

    Total Liabilities. . . . . . . . . . . . . . . . . . . . . .    3,015,966       2,724,119
                                                                  -----------  ---------------

Stockholders' Equity
  Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
    Issued and Outstanding 15,485,806 shares . . . . . . . . . .       15,486          15,486
  Additional Paid in Capital . . . . . . . . . . . . . . . . . .    3,423,258       3,423,258
  Retained Earnings (Deficit). . . . . . . . . . . . . . . . . .   (5,699,574)     (5,186,509)
                                                                  -----------  ---------------

Total Stockholders' Equity . . . . . . . . . . . . . . . . . . .   (2,260,830)     (1,747,766)
                                                                  -----------  ---------------

    Total Liabilities and Stockholders' Equity . . . . . . . . .  $   755,136   $     976,353
                                                                  ===========  ===============

   The accompanying notes are an integral part of these financial statements.



                                 U.S. WIRELESS ONLINE, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)


                                      For the Three Months Ended    For the Six Months Ended
                                               June 30,                    June 30,
                                      --------------------------  --------------------------
                                          2004          2003          2004          2003
                                      ------------  ------------  ------------  ------------

Revenues . . . . . . . . . . . . . .      349,712       428,550       726,806       840,532

Cost of Sales. . . . . . . . . . . .      253,738       229,565       499,467       444,747
                                      ------------  ------------  ------------  ------------

Gross Profit (Loss). . . . . . . . .       95,974       198,985       227,339       395,785

Operating Expenses
  General & Administrative . . . . .      347,484       464,010       711,714       761,797
                                      ------------  ------------  ------------  ------------

    Total Operating Expenses . . . .      347,484       464,010       711,714       761,797
                                      ------------  ------------  ------------  ------------

Net Operating Income (Loss). . . . .     (251,510)     (265,025)     (484,375)     (366,012)
                                      ------------  ------------  ------------  ------------

Other Income(Expense)
  Acquisition Expense. . . . . . . .            -      (250,000)            -      (250,000)
  Interest Expense . . . . . . . . .      (13,793)      (13,738)      (28,690)      (25,991)
                                      ------------  ------------  ------------  ------------

    Total Other Income(Expense). . .      (13,793)     (263,738)      (28,690)     (275,991)
                                      ------------  ------------  ------------  ------------

Net Income (Loss). . . . . . . . . .  $  (265,303)  $  (528,763)  $  (513,065)  $  (642,003)
                                      ============  ============  ============  ============

Net Income (Loss) Per Share. . . . .  $     (0.02)  $     (0.03)  $     (0.03)  $     (0.04)
                                      ============  ============  ============  ============

Weighted Average Shares Outstanding.   15,485,806    15,485,806    15,485,806    15,485,806
                                      ============  ============  ============  ============

   The accompanying notes are an integral part of these financial statements.



                               U.S. WIRELESS ONLINE, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                                 For the Six Months Ended
                                                                          June 30,
                                                                 ------------------------
                                                                    2004          2003
                                                                 ------------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income (Loss) . . . . . . . . . . . . . . . . . . . . . .  $(513,065)    $(642,003)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operations:
     Depreciation & Amortization. . . . . . . . . . . . . . . .    201,378       139,823
     Shares issued for Services . . . . . . . . . . . . . . . .          -        24,282
     Bad Debt Expense . . . . . . . . . . . . . . . . . . . . .          -         2,112
  Change in Assets and Liabilities
     Gain on Sale of Equipment. . . . . . . . . . . . . . . . .    (42,000)
     Increase (Decrease) in  Bank Overdraft . . . . . . . . . .    (28,438)       54,804
     (Increase) Decrease in Accounts Receivable . . . . . . . .     21,896         3,792
     (Increase) Decrease in Deferred Revenue. . . . . . . . . .          -       (17,394)
     (Increase) Decrease in Deposits and Prepaids . . . . . . .    (16,418)        9,661
     Increase (Decrease) in Accounts Payable/ Accrued Expenses.    104,361        30,156
                                                                 ------------  ----------

  Net Cash Provided(Used) by Operating Activities . . . . . . .   (272,286)     (394,767)
                                                                 ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Sale of Property and Equipment. . . . . . . . . . . . . . . .     77,159             -
  Purchases of Property and Equipment . . . . . . . . . . . . .    (29,705)      (17,443)
                                                                 ------------  ----------

  Net Cash Provided (Used) by Investing Activities. . . . . . .     47,454       (17,443)
                                                                 ------------  ----------

   The accompanying notes are an integral part of these financial statements.



                           U.S. WIRELESS ONLINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (CONTINUED)

                                                        For the Six
                                                       Months Ended
                                                         June 30,
                                                   --------  -----------

                                                     2004        2003
                                                   ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Payment on Long Term Debt . . . . . . . . . . .   (62,185)   (103,751)
  Proceeds from Long Term Debt. . . . . . . . . .   288,248     500,000
  Proceeds from Stock Issuance. . . . . . . . . .         -      12,000
                                                   ---------  ----------

  Net Cash Provided(Used) by Financing Activities   226,063     408,249
                                                   ---------  ----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS .     1,231      (3,961)
                                                   ---------  ----------

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD . . .         -       3,961
                                                   ---------  ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . .  $  1,231   $       -
                                                   =========  ==========

Cash Paid For:
  Interest. . . . . . . . . . . . . . . . . . . .  $      -   $       -
                                                   =========  ==========
  Income Taxes. . . . . . . . . . . . . . . . . .  $      -   $       -
                                                   =========  ==========

Non-Cash Activities:

Shares issued for Services. . . . . . . . . . . .  $      -   $  24,282
                                                   =========  ==========

   The accompanying notes are an integral part of these financial statements.

                           U.S. WIRELESS ONLINE, INC.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2004



GENERAL
-------

U.S. Wireless Online, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months and six months ended June 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

UNAUDITED  INFORMATION
----------------------

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

US Wireless Online incorporated in 2000 to offer high-speed, low cost Internet access to small and medium sized businesses. After six months of development and beta testing, US Wireless Online inaugurated commercial service in Atlanta, Georgia on January 1, 2001. In February 2001, US Wireless Online successfully bid for certain operating assets of SENETS, a Multiple Dwelling Unit ("MDU") operator then undertaking reorganization under Chapter 11 of the US Bankruptcy Code. US Wireless Online used these assets to upgrade the Atlanta network. In May 2001, US Wireless Online successfully acquired the wireless operations of Darwin, Inc., a hybrid MDU/wireless operator in Kentucky then also undertaking reorganization under Chapter 11. Through the Darwin acquisition, US Wireless Online acquired markets in Kentucky and Ohio and acquired a carrier-grade Network Operations Center.

PRODUCTS

US Wireless Online's core service is high-speed, wireless Internet access for business. Services are provided to businesses in Louisville, Kentucky; Cincinnati, Columbus and Dayton, Ohio; and Atlanta, Georgia.

US Wireless Online sells three products within these areas- high-speed Internet access (priced in four tiers from 128 kilobits to 2 megabits); Wi-Fi (wireless broadband) networks; and broadband connections in two convention centers.

RESULTS  OF  OPERATIONS FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

Revenues for US Wireless for the three-month period ended June 30, 2004 were $349,712 with a cost of sales of $253,738 resulting in a gross profit of $95,974. Revenues for the three-month period ended June 30, 2003 were $428,550 with a cost of sales of $229,565 and a resulting gross profit of $198,985.

Operating expenses and general and administrative expenses during the three-month period ended June 30, 2004 were $347,484 resulting in a net operating loss of $251,510. Interest expense during this period was $13,793. As a result of the foregoing, we realized a net loss of $265,303 during the three-month period ended June 30, 2004. Operating expenses and general and administrative expenses during the three-month period ended June 30, 2003 were $464,010 and resulted in a net operating loss for the period of $265,025. Interest expense during the three-month period ended June 30, 2003 was $13,738 and the Company recorded an acquisition expense of $250,000. As a result, our net loss for the period was $528,738.

All revenues during the three-month period ended June 30, 2004 derived from US Wireless' Internet service activities. Our predecessor, Cach Foods, did not generate any revenue from inception through May of 2003. Pursuant to the May 19, 2003 Agreement and Plan of Reorganization, U.S. Wireless became a wholly-owned subsidiary of Cach Foods, Inc. and the Company's name was changed to U.S. Wireless Online, Inc. The financial figures reported for the three-month period ended June 30, 2003 in this report's financial statements reflect operations conducted by both US Wireless Online, the privately held company prior to the reorganization with Cach Foods and US Wireless Online, the public company subsequent to the May 19, 2003 reorganization. The majority of expenses during the three-month period ended June 30, 2004 consisted of salaries, office rentals, legal, accounting and other professional fees.

RESULTS  OF  OPERATIONS  FOR  THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

Revenues for US Wireless for the six-month period ended June 30, 2004 were $726,806 with a cost of sales of $499,467 resulting in a gross profit of $227,339. Revenues for the six-month period ended June 30, 2003 were $840,532 with a cost of sales of $444,747 and a resulting gross profit of $395,785.

Operating expenses and general and administrative expenses during the six-month period ended June 30, 2004 were $711,714 resulting in a net operating loss of $484,375. Interest expense during this period was $28,690. As a result of the foregoing, we realized a net loss of $513,065 during the six-month period ended June 30, 2004. Operating expenses and general and administrative expenses during the six-month period ended June 30, 2003 were $761,797 and resulted in a net operating loss for the period of $366,012. Interest expense during the six-month period ended June 30, 2003 was $25,991 and the Company recorded an acquisition expense of $250,000. As a result, our net loss for the six-month period was $642,003.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2004, total assets were $755,136. Total current assets were $147,945 consisting of $1,231 in cash, $126,672 in accounts receivable and $20,042 in prepaid expenses. We also had property and equipment valued at $504,642. Other assets consisted of our client base valued at $82,000 and $20,549 in deposits. At December 31, 2003, total assets were $976,353 consisting of $170,693 in current assets, $683,612 in property and other assets of $122,048.

Total liabilities at June 30, 2004 were $3,015,966. Current liabilities were $2,529,504 consisting of $893,243 in accounts payable, $93,120 in accrued expenses and $19,722 in deferred revenue and $1,523,419 in current portion of long term debt. Other liabilities at June 30, 2004 consisted of $316,844 in convertible debentures, $1,438,120 in notes payable, $250,000 in notes payable to David Hayes, a shareholder, and David Ragland, the Chairman of the Board of US Wireless, and $4,917 in long-term lease obligations and $(1,523,419) in current portion of long term debt. Notes payable at December 31, 2003 include a $250,000 note payable that was issued to an unrelated party in May of 2003 to help cover acquisition expenses. At December 31, 2003 the $250,000 note was in default.

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

PART  II  -  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


EXHIBIT NUMBER  TITLE                                                 LOCATION

31.1            Certification of Chief Executive Officer pursuant to  Attached
                Section 302 of the Sarbanes- Oxley Act of 2002

31.2            Certification of Chief Financial Officer pursuant to  Attached
                Section 302 of the Sarbanes- Oxley Act of 2002

32.1            Certification of Chief Executive Officer pursuant to  Attached
                Section 906 of the Sarbanes- Oxley Act of 2002

32.2            Certification of Chief Financial Officer pursuant to  Attached
                Section 906 of the Sarbanes- Oxley Act of 2002

REPORTS  ON  FORM  8-K:

No reports on Form 8-K were filed by U.S. Wireless Online, Inc. during the three-month period covered by this report.


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   US  WIRELESS  ONLINE,  INC.


Date:  August 23, 2004             By: /s/ Douglas  Keeney
                                   -------------------------
                                   Douglas  Keeney
                                   Chief  Executive  Officer



Date:  August 23, 2004             By: /s/ Daniel  P.  Burke,  Sr.
                                   -------------------------------
                                   Daniel  P.  Burke,  Sr.
                                   Chief  Financial  Officer