Form 10QSB
period 2004-09-30
US WIRELESS ONLINE INC
filed 2004-11-22
CIK 1135264

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of September 30, 2004 was 19,771,520 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]

FORM 10-QSB

U.S. WIRELESS ONLINE, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets (Assets) – September 30, 2004 (Unaudited) and December 31, 2003.

Consolidated Balance Sheets (Liabilities and Stockholders’ Equity) – September 30, 2004 (Unaudited) and December 31, 2003.

Statements of Operations (Unaudited) - Three months ended September 30, 2004 and 2003

Statements of Cash Flows (Unaudited) - Three months ended September 30, 2004 and 2003

Notes to financial statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 3 4 5 6 7 8 10
PART II.	Other Information Item 5. Other Information Item 6. Exhibits and Reports on Form 8-K	10 11
	Signatures	11

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

U.S. Wireless Online, Inc.

Consolidated Balance Sheets

Assets

September 30,

December 31,

2004

2003

(Unaudited)

Current Assets

Cash

$        24,204

$                 -

Accounts receivables (net of allowance of $4,784)

76,785

148,568

Prepaid expenses

17,378

22,125

Total Current Assets

118,367

170,693

Property & Equipment (Net)

425,201

683,612

Other Assets

Client Base (Net)

77,000

120,000

Deposits

26,089

2,048

Total Other Assets

103,089

122,048

Total Assets

$      646,657

$       976,353

The accompanying notes are an integral part of these financial statements.

U.S. Wireless Online, Inc.

Consolidated Balance Sheets

Liabilities & Stockholders’ Equity

September 30,

December 31,

2004

2003

(Unaudited)

Current Liabilities

Bank Overdrafts

$                -

$           28,438

Accounts Payable

920,407

806,964

Accrued Expenses

110,290

75,038

Deferred Revenue

21,453

19,722

Current Portion of Long Term Debt

1,517,898

1,556,073

Total Current Liabilities

2,570,048

2,486,235

Long-Term Debt

Convertible Debentures

316,844

316,844

Notes Payable

1,312,599

1,213,838

Notes Payable – Related Party

250,000

251,636

Lease Obligation

3,831

11,639

Current Portion of Long Term Debt

(1,517,898)

(1,556,073)

Total Long-Term Debt

365,376

237,884

Total Liabilities

2,935,424

2,724,119

Stockholders’ Equity

Common Stock, Authorized 100,000,000 Shares,

$.001 Par Value, 19,771,520 and 15,485,806

Shares Issued and Outstanding

19,772

15,486

Additional Paid In Capital

3,568,972

3,423,258

Retained Earnings (Deficit)

(5,877,511)

(5,186,509)

Total Stockholders’ Equity

(2,288,767)

(1,747,766)

Total Liabilities & Stockholders’ Equity

$        646,657

$        976,353

The accompanying notes are an integral part of these financial statements.

U.S. Wireless Online, Inc.

Consolidated Statement of Operations

(Unaudited)

For the Three Months Ended

For the Nine Months Ended

September 30,

September 30,

2004

2003

2004

2003

Revenues

$        248,714

$         413,556

$       975,520

$     1,254,088

Cost of Sales

161,017

235,466

660,484

680,213

Gross Profit (Loss)

87,697

178,090

315,036

573,875

Operating Expenses

General & Administrative

251,334

341,864

963,048

1,103,661

Total Operating Expenses

251,334

341,864

963,048

1,103,661

Net Operating Income (Loss)

(163,637)

(163,774)

(648,012)

(529,786)

Other Income (Expenses)

Acquisition Expense

-

-

-

(250,000)

Interest Expense

(14,300)

(12,708)

(42,990)

(38,699)

Total Other Income (Expenses)

(14,300)

(12,708)

(42,990)

(288,699)

Net Income (Loss)

$      (177,937)

$      (176,482)

$       (691,002)

$      (818,485)

Net Income (Loss) Per Share

$           (0.01)

$            (0.01)

$             (0.04)

$            (0.05)

Weighted Average Shares Outstanding

17,390,568

15,485,806

16,120,727

15,485,806

The accompanying notes are an integral part of these financial statements.

U.S. Wireless Online, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

For the Nine Months Ended

September 30,

2004

2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)

$     (691,002)

$     (818,485)

Adjustments to Reconcile Net Income to Net Cash Provided by

Operations:

Depreciation & Amortization

287,378

214,823

Bad Debt Expenses

-

9,084

Non-Cash Expenses Related to Merger

-

250,000

Gain on Sale of Equipment

(42,000)

-

Change in Assets and Liabilities

Increase (Decrease) in Cash Overdraft

(28,438)

-

(Increase) Decrease in Accounts Receivable

71,783

4,948

(Increase) Decrease in Deferred Revenue

1,731

(17,394)

Increase (Decrease) in Deposits and Prepaid Expenses

(19,294)

(1,779)

Increase (Decrease) in Accounts Payable/Accrued Expenses

148,695

51,101

Net Cash Provided (Used) by Operating Activities

(271,147)

(307,702)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property and Equipment

(31,264)

(125,316)

Proceeds from Sale of Equipment

77,159

            -

Net Cash Provided (Used) by Investing Activities

45,895

(125,316)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from subscriptions receivable

-

192,340

Payment on Long Term Debt

(68,792)

(255,253)

Proceeds from Debt Financing

318,248

500,000

Net Cash Provided (Used) by Financing Activities

249,456

437,087

Net Increase (Decrease) in Cash & Cash Equivalents

24,204

4,069

Cash & Cash Equivalents at Beginning of Period

          -

3,961

Cash & Cash Equivalents at End of Period

$           24,204

$             8,030

Cash Paid for

Interest

$             3,712

$                    -

Income Taxes

$                     -

$                    -

Non-Cash Financing Activities:

Stock Issued to Settle Notes Payable

         $         150,000

$                    -

The accompanying notes are an integral part of these financial statements.

U.S. Wireless Online, Inc.

Notes to the Consolidated Financial Statements

September 30, 2004

(Unaudited)

GENERAL

U.S. Wireless Online, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months and nine months ended September 30, 2004 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

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

COMMON STOCK TRANSACTIONS

During the quarter ending September 30, 2004, the Company issued 4,285,714 shares of common stock to settle $150,000 of notes payable.

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

Results of Operations for the Three Month Periods Ended September 30, 2004 and 2003

Revenues for US Wireless for the three-month period ended September 30, 2004 were $248,714 with a cost of sales of $161,017 resulting in a gross profit of $87,697.  Revenues for the three-month period ended September 30, 2003 were $413,556 with a cost of sales of $235,466 and a resulting gross profit of $178,090.

Operating expenses and general and administrative expenses during the three-month period ended September 30, 2004  were $251,334 resulting in a net operating loss of $163,637.  Interest expense during this period was $14,300.  As a result of the foregoing, we realized a net loss of $177,937 during the three-month period ended September 30, 2004. Operating expenses and general and administrative expenses during the three-month period ended September 30, 2003 were $341,864 and resulted in a net operating loss for the period of $163,774. Interest expense during the three-month period ended September 30, 2003 was $12,708. As a result, our net loss for the period was $176,482.

All revenues during the three-month period ended September 30, 2004 derived from US Wireless’ Internet service activities.  Our predecessor, Cach Foods, did not generate any revenue from inception through May of 2003.  Pursuant to the May 19, 2003 Agreement and Plan of Reorganization, U.S. Wireless became a wholly-owned subsidiary of Cach Foods, Inc. and the Company’s name was changed to U.S. Wireless Online, Inc. The financial figures reported for the three-month period ended September 30, 2003 in this report’s financial statements reflect operations conducted by US Wireless Online, the public company subsequent to the May 19, 2003 reorganization. The majority of expenses during the three-month period ended September 30, 2004 consisted of salaries, office rentals, legal, accounting and other professional fees.

Results of Operations for the Nine Month Periods Ended September 30, 2004 and 2003

Revenues for US Wireless for the nine-month period ended September 30, 2004 were $975,520 with a cost of sales of $660,484 resulting in a gross profit of $315,036.  Revenues for the nine-month period ended September 30, 2003 were $1,254,088 with a cost of sales of $680,213 and a resulting gross profit of $573,875.

Operating expenses and general and administrative expenses during the nine-month period ended September 30, 2004 were $963,048 resulting in a net operating loss of $648,012.  Interest expense during this period was $42,990.  As a result of the foregoing, we realized a net loss of $691,002 during the nine-month period ended September 30, 2004. Operating expenses and general and administrative expenses during the nine-month period ended September 30, 2003 were $1,103,661 and resulted in a net operating loss for the period of $529,786. Interest expense during the nine-month period ended September 30, 2003 was $38,699 and the Company recorded an acquisition expense of $250,000. As a result, our net loss for the nine-month period in 2003 was $818,485.

Liquidity and Capital Resources

At September 30, 2004, total assets were $646,657.  Total current assets were $118,367 consisting of $24,204 in cash, $76,785 in accounts receivable and $17,378 in prepaid expenses.  We also had property and equipment valued at $425,201.  Other assets consisted of our client base valued at $77,000 and $26,089 in deposits.  At December 31, 2003, total assets were $976,353 consisting of $170,693 in current assets, $683,612 in property and other assets of $122,048.

Total liabilities at September 30, 2004 were $2,935,424.  Current liabilities were $2,570,048 consisting of $920,407 in accounts payable, $110,290 in accrued expenses $21,453 in deferred revenue and $1,517,898 in the current portion of long-term debt.  Other liabilities at September 30, 2004 consisted of $316,844 in convertible debentures, $1,312,599 in notes payable, $250,000 in notes payable to David Hayes, a shareholder, and David Ragland, the former Chairman of the Board of US Wireless, and $3,831 in long-term lease obligations.  Notes payable at December 31, 2003 include a $250,000 note payable that was issued to an unrelated party in May of 2003 to help cover acquisition expenses.  At December 31, 2003 the $250,000 note was in default.

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

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

During the quarter ending September 30, 2004, the Company issued 4,285,714 shares of common stock to settle $150,000 of notes payable. The shares were issued in a private transaction without registration in reliance of the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid on the transactions.

ITEM 5. Other Events

Subsequent to the date of this report, on November 19, 2004, pursuant to the terms of a convertible promissory note, the Company converted debt of $80,500 into 6,000,000 shares of restricted common stock to two individuals.  The newly issued shares represent 23% of the Company’s total issued and outstanding common stock.  The shares were issued pursuant to an exemption from registration and the Company relied upon Section 4.2 of the Securities Act of 1933 for such exemption.

ITEM 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K:

Date

Form

Description

9/02/04

8K

Departure of Directors or Principal Officers; Election of Directors;

Appointment of Principal Officers

Exhibit Number	Title	Location
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US WIRELESS ONLINE, INC.

Date: November 22, 2004

/s/ Rick E. Hughes

Rick E. Hughes

President, CEO and CFO