Form 10KSB
period 2004-12-31
US WIRELESS ONLINE INC
filed 2005-04-15
CIK 1135264

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

[ X ]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from  _____ to _____

Commission File Number: 333-61424

U.S. WIRELESS ONLINE, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	82-0505220 (IRS Employer Identification No.)

500 West Jefferson Street,  Suite 2350

Louisville, Kentucky 40202

 (Address of principal executive offices)

(502) 213-3700

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X ] No[   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

The issuer’s common stock is listed on the Over the Counter Bulletin Board under the symbol UWRL. The aggregate market value of the issuer’s common stock held by non-affiliates at April 14, 2005 is deemed to be $3,010,821. At December 31, 2004 there were 26,919,520 shares of common stock of the registrant outstanding, par value $.001.

Transitional Small Business Format:

Yes [   ]  No [ X ]

FORM 10-KSB

U.S. WIRELESS ONLINE, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 7 7 7
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.  Controls and Procedures

Item 8B.  Other Information

		8 10 11 11 11 11
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		12 14 15 15 16 17
	Signatures	17

(Inapplicable items have been omitted)

PART I

Item 1. Description of Business

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect U.S.Wireless’ future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

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

On May 12, 2003, we entered an agreement and plan of reorganization with U.S. Wireless Online, Inc. (“U.S.Wireless”). The agreement closed on May 19, 2003.  Prior to closing, the Company effected a 0.48 to one reverse split of the then 12,152,000 currently issued and outstanding shares into 5,832,960 shares.  Our former president and director then cancelled 3,820,000 post-split shares that he owned.  As a result of this series of transactions, 11,492,565 post-reverse split shares of Cach Foods common stock were exchanged for all of the issued and outstanding shares of U.S. Wireless making U.S. Wireless a wholly-owned subsidiary of Cach Foods.

Pursuant to the Agreement, the former officers and directors of Cach Foods resigned and David M. Ragland, Doug Keeney, Dan Burke, Sr., and James D. Murphy became directors of the Company and the Company changed its name from Cach Foods, Inc. to U.S. Wireless Online, Inc.

U.S. Wireless incorporated in 2000 to offer high-speed, low cost Internet access to small and medium sized businesses.  After six months of development and beta testing, U.S. Wireless inaugurated commercial service in Atlanta, Georgia on January 1, 2001.  In February 2001, U.S. Wireless successfully bid for certain operating assets of SENETS, a Multiple Dwelling Unit (“MDU”) operator then undertaking reorganization under Chapter 11 of the US Bankruptcy Code.  U.S. Wireless used these assets to upgrade the Atlanta network.  In May 2001, U.S. Wireless successfully acquired the wireless operations of Darwin, Inc., a hybrid MDU/wireless operator in Kentucky then also undertaking reorganization under Chapter 11. Through the Darwin acquisition, U.S. Wireless acquired markets in Kentucky and Ohio and acquired a carrier-grade Network Operations Center.

On August 31, 2004, Mr. David Ragland and Mr. James Murphy resigned as directors of U.S. Wireless and Mr. Daniel Burke, Sr. and Mr. Douglas Keeney stepped down as officers. Rick E. Hughes was appointed to the Board of Directors and was named President, Chief Executive Officer, Chief Financial Officer and Secretary of U.S. Wireless. Mr. Hughes’ appointment reflects a new commitment by U.S.Wireless to focus its efforts on increasing revenues, generating capital and expanding its core business operations, namely the offering of wireless internet broadband access to businesses. Since his appointment, Mr. Hughes has directed the active pursuit and completion of several strategic business acquisitions.  These acquisitions finalized subsequent to December 31, 2004 and are outlined as follows:

On January 10, 2005 U.S. Wireless completed the acquisition of all the issued and outstanding stock of MJS Holdings, Inc., (“MJS”), an Ohio Corporation. MJS is now a wholly owned subsidiary of U.S. Wireless. As part of this transaction, the two sole shareholders of MJS were appointed officers of U.S. Wireless. Thomas J. Busic was appointed Chief Operating Officer and Sr. Vice President, Engineering and Michael Marlowe was appointed Chief Development Officer and Sr. Vice President, Marketing. MJS consists of two divisions. The first division, Bluemile Wireless (http://www.bluemilewireless.com) provides wireless internet broadband service to an area of approximately 700 square miles including Cincinnati, Columbus, Dayton, and surrounding areas. The second division, Instant Workplace (http://www.instantworkplace.com) is an Application Service Provider (ASP) with offices in Cleveland and Columbus. MJS currently generates about $1.2 million in annual revenue through its subsidiaries.

On January 10, 2005, U.S. Wireless completed the acquisition of all outstanding membership interests of United Broadband Networks, LLC (“UBN”), a Kentucky limited liability company. UBN provides business class connectivity with high capacity data connections over a fixed wireless communications network and currently delivers service to over 500 square miles in Jefferson County, Kentucky and Southern Indiana.

On February 1, 2005, U.S. Wireless completed the acquisition of YYireless1.NET, LLC, (“YY1”), a Pennsylvania limited liability company. Consideration was paid to Digerati.biz, Inc., the sole member of YY1, which is owned and controlled by Mr. Timothy Pisula. As a result of the acquisition, Mr. Pisula, CEO of YY1, has joined the management team at U.S. Wireless as Executive Vice President of Broadband Technology. YY1 operates a state-of-the-art wireless broadband network in and around the Pittsburgh metropolitan area using three radio spectrums -- 900 MHz & 2.4 GHz for suburban applications and 5.3-5.8 GHz for high-density, commercial applications. Additionally, U.S.Wireless offers customer-engineered bandwidth and Metropolitan Area Network (MAN) solutions from 256 Kbps to 500 Mbps.

On March 2, 2005, U.S. Wireless completed the acquisition of the assets and business of Air2Lan, Inc. (“A2L”) a Delaware Corporation. A2L provides broadband Internet access, wireless local area networks (WLAN), Wi-Fi roaming services, point-to-point connectivity, and value-added Internet services to businesses, residential complexes, hotels, and municipal governments. A2L currently offers its services in Jackson, Mississippi; Memphis, Tennessee; Montgomery, Alabama; New Orleans and Monroe, Louisiana; and Houston, Texas. Satellite markets include Vicksburg, Yazoo City, Greenville, Greenwood and Clarksdale in Mississippi; and West Memphis in Arkansas. A2L’s broadband solutions include VoIP, wireless video and security systems, and broadband mobility offerings. More information can be found at www.air2lan.com.

On March 10 U.S. Wireless announced that it has entered into an agreement to acquire VoIPWorks, LLC. The acquisition is scheduled to close on or before April 15, 2005. VoIPWorks, LLC (www.voip-works.com) is a partnership of experienced data and telecommunication professionals that assists clients in evaluating and comparing the cost effectiveness, security, and reliability of their current telecom and data networks with available alternatives in their respective industries and/or markets. VoIPWorks specializes in orchestrating the implementation of voice and data technology solutions by utilizing national, regional, and local resources, along with strategic partners, to provide its customers with optimal equipment and/or service upgrades. VoIPWorks has been instrumental in the introduction of hosted VoIP solutions throughout the Midwest. Other VoIPWorks services include: VoIPWorks Data & Telecommunications Audits, LAN Readiness Assessments, IPPBX, and IP VPN services that replace existing VPN or Frame Relay Networks.

By leveraging its carrier-grade Network Operations Center (NOC) and existing wireless broadband infrastructure, U.S. Wireless Online intends to expand the geographic scope of its wireless service offerings, along with its revenue base, by providing premium broadband service options and broadband-dependent applications and services (such as VoIP, security systems and video services) through direct sales, channel sales partnerships and acquisitions within the emerging and highly fragmented wireless broadband industry. U.S.Wireless is currently engaged in discussions with multiple potential channel sales partners and acquisition candidates.

Together these acquisitions will help U.S. Wireless leverage increased economies of scale and be positioned to accelerate growth organically in existing markets by expanding its wireless broadband Internet footprint. U.S. Wireless also intends to leverage its prominence in the broadband wireless industry to pursue additional strategic acquisitions.

Products

U.S. Wireless, core service is high-speed, wireless Internet access for business. During the fiscal year ended December 31, 2004 and before the subsequent acquisitions outlined above, U.S. Wireless’ services were provided to businesses in, Kentucky, Ohio, Georgia and Indiana. As of March 11, 2005, U.S. Wireless provides services to expanded areas in Alabama, Arkansas, Kentucky, Louisiana, Ohio, Pennsylvania, Tennessee, Texas, Indiana, Mississippi and Georgia.

Spanning approximately 3,000 square miles across an eleven state region, the Company owns and operates one of the largest broadband wireless Internet networks in the world. The Company's carrier-grade Network Operations Center (NOC), comprehensive network architecture, and quality of service has resulted in thousands of corporate, municipal, institutional, and multi-tenant residential customers.

U.S. Wireless utilizes advanced wireless technology in the license exempt spectrum bands to provide high speed, high quality Internet connectivity to its customers. Utilization of this spectrum provides the Company with a significant cost advantage over service providers that utilize licensed spectrum. The Federal Communications Commission has allocated over 900 MHz of license exempt spectrum for broadband wireless Internet services, providing abundant bandwidth for very high capacity and interference free Internet services.  In addition, license-exempt radio frequency (RF) equipment now incorporates "smart radio" technologies which mitigate interference.

Along with providing broadband wireless Internet connectivity, the Company is also leading the development and implementation of a comprehensive array of broadband Internet solutions. These solutions include voice over Internet protocol (VoIP), wireless video monitoring and security system, local and metropolitan area mobility, virtual private networking, and network design and installation. This comprehensive Internet solutions set provides high margin revenues, solidifies customer relationships and increases customer retention. Further, each of these solutions drives demand for the Company's core broadband wireless Internet service.

U.S. Wireless has developed and is implementing a two pronged strategic business model. First, U.S. Wireless is focused on organic growth and operating profitability in the current markets it serves. We believe the implementation of disciplined business processes will allow us to realize significant economies of scale and expense reductions resulting from our recent acquisitions. Additionally, we expect revenue growth in each market through product launches of our Internet solutions, bundling services and solutions, implementation of vertical market sales, and reinforcement of the US Wireless Online brand.

The second strategic thrust will be a continued aggressive pursuit of complimentary and accretive acquisitions. The wireless Internet service provider industry remains highly fragmented, and at current valuations, acquisitions provide an economical vehicle for growth.

Risk Factors

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may impair our business operations. Risk factors include but are not limited to the following:

Competition

If U.S. Wireless cannot effectively compete in the wireless internet marketplace, it will not survive as a business. The ability of U.S. Wireless to compete successfully depends upon a number of factors including its responsiveness to demand for diversity in products and services, technological capability, product quality, and pricing. The ability to remain competitive will depend in significant part upon its ability to continually upgrade systems and service to keep up with technological advances and changes in a timely and cost-effective manner in response to both evolving demands of the marketplace, requirements of applicable laws and regulations and product/service offerings by competitors. Should a competitor have a technological breakthrough, U.S. Wireless could lose a significant share of the market unless it is able to keep pace with developing technology.

The two principal providers of high-speed Internet access are the local telephone and the cable company. The local telephone company can provide service only to the extent it can reach a house or business through an upgraded copper phone line.  The broadband product they offer is Digital Subscriber Lines ("DSL").  DSL service is offered by regional Bell Operating companies such as SBC, Verizon and BellSouth. Consequently, local telephone and cable companies provide the most competition to the U.S. Wireless business. Earthlink, Sprint, Covad and Competitive Local Exchange Carriers such as Adelphia and NuVox also sell DSL service.

Local cable companies provide shared bandwidth over their cable systems.  To do so, they must first upgrade their physical plants from one-way television service to two-way data service.  The capital involved in such upgrades has restrained cable modem rollouts.  Moreover, the service they offer, a shared, "best efforts" service, degrades as more users burden their systems.

Contract Termination

If U.S. Wireless experiences a significant number of unexpected contract terminations, the Company’s profitability could be significantly damaged. While U.S. Wireless may obtain firm, long-term purchase commitments from corporate and/or residential customers, cancellations and non-renewals in excess of anticipated sales-reductions would adversely affect profitability.  The short-term nature of U.S. Wireless’ customer commitments and the possibility of rapid changes in demand reduce U.S. Wireless’ ability to estimate accurately future customer requirements.  U.S. Wireless may increase staffing, purchase additional equipment and incur other expenses to meet the anticipated demand of its customers but that increased demand may not materialize, thus adversely affecting U.S. Wireless’ ability to make a profit.  Additionally, any of U.S. Wireless’ long-term relationships may be terminated at any time, for valid or invalid reasons, with or without recourse and termination of a significant number of these relationships could have a material and adverse effect on U.S. Wireless and its business.

Expansion

U.S. Wireless has grown in recent years and expects to continue the expansion of its operations. This growth has placed, and will continue to place, significant strain on management, operations, technical, financial, systems, sales, marketing and other resources.  The ability to manage the expansion to date, as well as any future expansion, will require progressive enhancements or upgrades of processes, equipment, accounting and other systems and the implementation of a variety of procedures and controls. U.S. Wireless cannot assure that significant problems in these areas will not occur. Any failure to enhance or expand these systems and implement procedures and controls in an efficient manner and at a pace consistent with its business activities could harm the financial condition and results of operations.  The success of the internal growth strategy of U.S. Wireless will depend on various factors, including the demand for its products and services and its ability to generate new and higher margin business. These factors are, at least in part, beyond U.S. Wireless control and there can be no assurance U.S. Wireless’ internal growth strategy will be successful.

Regulation

U.S. Wireless’ operations are subject to by federal and state laws. Any significant change in these regulations could have a material adverse impact on U.S. Wireless’ revenues. For instance, regulations at the federal and state levels appear to have unresolved issues concerning just how VoIP should be categorized.  Currently it is unclear whether VoIP will remain essentially classified as an unregulated information service or if it will be classified as a telecommunications service. The end result of these classification issues can have significant material affects on U.S. Wireless’ operations. If, for example,  VoIP is reclassified as a telecommunications service then U.S. Wireless would be exposed to a federal universal service fund (USF) assessment. This assessment is currently levied at a rate of approximately 8 percent of a carrier’s total service revenues and may increase with time. It is also possible that at some future point, VoIP may become subject to federal and state access-charge rules. These access-rules allow local carriers to charge long distance carriers fees for the use of their networks. While VoIP is currently treated as an information service and is not subject to these charges, that classification could change during the course of policy deliberations at the FCC and between state and governments. U.S. Wireless cannot accurately predict the outcome of these deliberations and the financial effect they will have on its operations.

Item 2. Description of Property

U.S. Wireless is headquartered in Louisville, Kentucky at 500 West Jefferson Street, Suite 2350. The national Network Operations Center (NOC) is located adjacent to the management offices.

U.S.Wireless’ NOC has a Kidde/Grinell oxygen-depletion fire suppression system, filtered air, Liebert battery-based 12-hour Uninterruptible Power Supply back-up, Liebert conditioned air, triple redundant power grids, over 2,000 square feet of raised floor and over 15 displays continuously monitoring each IP-addressable device in the network. The NOC is staffed from 7AM to 7PM with on-call paging available 24 hours a day, seven days a week.

Item 3.  Legal Proceedings

On July 2, 2003, Enterasys Networks, Inc. filed a complaint against U.S. Wireless in the United States District Court for the Western District of Kentucky, Louisville Division.  The case is Enterasys Networks, Inc. v. U.S. Wireless Online, Inc., Civil Action No. 3:03CV-405-H.  Enterasys is seeking $181,844.40 plus interest at 8% from November 30, 2001, along with court costs and attorney’s fees.  The claim arises from a dispute concerning a convertible note payable.  In September of 2003, U.S. Wireless filed an answer and counterclaim, denying all allegations and seeking damages.  Enterasys has filed a motion to dismiss the U.S. Wireless counterclaim.  The dispute has not been resolved. U.S. Wireless intends to continue vigorously defending itself in this action and anticipates that it will either settle the litigation or prevail in court.

In the fourth quarter of 200, three “non-material” lawsuits were filed against the Company representing two tower management companies and one equipment installation firm resulting from certain amounts invoiced that are strongly disputed by the Company.  Collectively these suits seek less than $100,000 in damages.  We are in the process of negotiating a settlement of each of these cases.  U.S. Wireless intends to continue to vigorously defending itself in these actions and anticipates that it will either settle the litigation or prevail in court.

Item 4.  Submission of Matters to a Vote of Securities Holders

No matters were submitted to a vote of security holders during the period covered by this report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

There is currently no public market for our common stock. At December 31, 2004, there were approximately 83 shareholders of record holding shares of common stock.

       Closing Bid

        Closing Ask

High

Low

High

Low

2004

January 2 through March 31

1.11

.80

1.25

1

April 1 through June 30

.70

.24

.83

.28

July 1 through September 30

.21

.05

.35

.06

October 1 through December 31

.165

.027

.20

.04

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

Recent Sales of Unregistered Securities

Pursuant to the May 19, 2003 Agreement and Plan of Reorganization between U.S. Wireless, Inc. and Cach Foods, Inc., Cach issued 13,472,846 shares of common stock in exchange for 49,442,170 shares of U.S. Wireless common stock representing all of the issued and outstanding shares of U.S. Wireless. The shares were issued in a private transaction without registration in reliance of the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid on the transactions.

During 2004, U.S.Wireless issued 10,285,714 shares of common stock to settle $230,500 of notes payable and accrued interest. The shares were issued in a private transaction without registration in reliance of the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid on the transactions.

On August 26, 2004, U.S. Wireless issued warrants to purchase 2,250,000 shares of the Company’s restricted common stock at an exercise price of $0.35 per share and expires August 26, 2007.  The warrants were issued in consideration of forgiving default on an outstanding note and agreement to negotiate a stock settlement. U.S.Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction and no commissions were paid.

On September 26, 2004, U.S. Wireless issued warrants to purchase 2,250,000 shares of the Company’s restricted common stock at an exercise price of $0.35 per share and expires September 26, 2007.  The warrants were issued in consideration of forgiving default on an outstanding note and agreement to negotiate a stock settlement. U.S.Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction and no commissions were paid.

During 2004, the U.S. Wireless issued warrants in conjunction with an amended promissory note to purchase 275,000 shares of the Company’s restricted common stock at an exercise price of $0.50 per share.  The warrants are for a ten year period. U.S.Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction and no commissions were paid.

U.S. Wireless issued warrants to purchase 500,000 shares of the Company’s restricted common stock at an exercise price of $0.35 per share and expires August 26, 2007.  The warrants were issued in consideration of forgiving default on an outstanding note and agreement to negotiate a stock settlement. U.S.Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction and no commissions were paid.

On January 10, 2005, in an arms length transaction not involving any affiliates or related parties, U.S. Wireless completed the acquisition of all the issued and outstanding stock of MJS Holdings, Inc., (“MJS”), an Ohio Corporation, in exchange for 6,110,906 restricted shares of U.S. Wireless restricted common stock, par value $0.001 per share. U.S.Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction and no commissions were paid.

On January 17, 2005, in an arms length transaction not involving any affiliates or related parties, U.S. Wireless completed the acquisition of all outstanding membership interests of United Broadband Networks, LLC (“UBN”), a Kentucky limited liability company, in exchange for 2,266,667 restricted shares of U.S. Wireless restricted common stock, par value $0.001 per share. U.S.Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction and no commissions were paid.

On February 1, 2005, in an arms length transaction not involving any affiliates or related parties, U.S. Wireless completed the asset acquisition of Yireless1.NET, LLC, (“YYireless1”) a Pennsylvania limited liability company (“YY1”), in exchange for 1,527,759 restricted shares of U.S. Wireless restricted common stock, par value $0.001 per share. U.S.Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction and no commissions were paid.

On February 2, 2005, U.S. Wireless sold an aggregate of $1,500,000 in 8% callable secured convertible notes representing the principal on up to $3,000,000 in notes due January 25, 2008. The notes are convertible into shares of Common Stock, pursuant to a Securities Purchase Agreement. Warrants to purchase an aggregate of 3,000,000 shares of common stock issued pursuant to the Securities Purchase Agreement for the 8% callable secured convertible notes were also issued on February 2, 2005. The Notes and Warrants were issued to a limited number of accredited investors and therefore the transactions were exempt from registration under Section 4(2) of the Securities Act, as transactions not involving any public offering an no commissions were paid.

On March 2, 2005, in an arms length transaction not involving any affiliates or related parties, U.S. Wireless completed the acquisition of the assets and business of Air2Lan, Inc. (“A2L”) a Delaware Corporation, in exchange for 5,000,000 restricted shares of U.S. Wireless Class A Preferred Stock, par value $0.001 per share. U.S.Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction and no commissions were paid.

On March 7, 2005, U.S.Wireless converted $159,657 of debt into 11,914,727 shares of restricted common stock.  The shares were issued to three accredited investors for cancellation of the debt.  U.S.Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Results of Operations Years Ended December 31, 2004 and 2003

Revenues for US Wireless for the year ending December 31, 2004 were $1,294,421 with cost of sales of $783,437 resulting in a gross profit of $510,984.  Our revenue for December 31, 2004 was approximately 20% less than revenue for the same period last year.  Our cost of sales remained at approximately 60% of revenue.  During the fourth quarter of 2004, the Company shut down certain operations that were not profitable, thus reducing overall revenue.

Operating expenses and general and administrative expenses during 2004 were $1,823,089 resulting in a net operating loss of $1,312,105.  We realized interest expense of $164,574 and gain on sale of asset in the amount of $13,666 for a net loss of $1,463,013 for the year ended December 31, 2004 compared to a net loss of $1,287,514 for the year ended December 31, 2003.   Expenses increased for the year ended December 31, 2004 due to warrants being issued in conjunction with debt reduction which resulted in an expense of  $430,750.

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

Liquidity and Capital Resources

At December 31, 2004, total assets were $642,548.  Total current assets were $195,958 consisting of $0 in cash, $135,958 in accounts receivable and $60,000 in other receivables.  We also had property and equipment valued at $408,501.  Other assets consisted of our client base valued at $12,000 and deposits of $26,089.

Total liabilities at December 31, 2004 were $2,993,136.  Current liabilities were $2,883,513 consisting of $16,820 in bank overdrafts, $942,358 in accounts payable, $141,415 in accrued expenses, $4,955 in deferred revenue and $1,777,965 current portion of long term debt.  Long term debt consisted of $316,844 in convertible debentures, $1,265,881 in notes payable, $298,947 in related party notes payable and $5,916 in lease obligations.

The majority of our notes payable and the convertible debenture are in default.  We have suffered recurring losses with negative working capital.  In August, 2004, we had a significant change in management.  Our current management has been working vigorously to reduce debt by stock conversion, increase operations by acquisition of complementary businesses in order to generate revenue and obtaining funding commitments.

Subsequent to the date of this report, during the first quarter, 2005, U.S. Wireless has completed the acquisition of several business interests, expanding to its core service of high-speed, wireless internet access for business. Management believes that these acquisitions improve U.S.Wireless’ competitive position in the wireless internet market and will significantly add to revenues, beginning in 2005.

On February 2, 2005, U.S. Wireless received a $3 million institutional funding commitment. U.S. Wireless has already received the first disbursement of $1.5 million. The capital is being provided through a series of convertible promissory notes that are secured by company assets. Under the terms of the agreement two installments of $750,000 each will be paid by the purchasers; one upon filing of the mandatory registration statement as outlined in the Registration Rights Agreement dated January 28, 2005, and the other when the registration statement is declared effective by the SEC.

Management believes that we have sufficient accounts receivable, cash from operations and our recent funding on hand to meet our immediate operating expenses.  However, we may require additional funding to reduce our liabilities.  Our recent acquisitions have greatly improved our cash flow and management anticipates revenues to increase in fiscal 2005. If we require additional capital, we may seek advances from officers or shareholders, sell shares of our stock or explore other debt financing strategies.

U.S. Wireless does not have any capital commitments for 2005.

Item 7. Financial Statements

The financial statements of U.S.Wireless appear at the end of this report beginning with the Index to Financial Statements on Page 20.

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

Item 8B.  Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2004 has been disclosed.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of U.S.Wireless.

Name Jai P. Bhagat Rick E. Hughes Mark E. Rogers Thomas J. Busic Michael D. Marlowe David B. Latham	Age 58 36 42 28 33 42	Positions Executive Chairman CEO, CFO and Director President and Director COO, Sr. Vice President Engineering and Director Chief Development Officer, Sr. Vice President Marketing and Director Director	Since 2005 2004 2005 2005 2005 2005

The following is a brief description of the business experience of our Officers and Directors.

Jai P. Bhagat, Executive Chairman

Prior to Joining U.S. Wireless, Mr. Bhagat was the founder and Executive Chairman of Air2Lan (2000 – 2004). Previously, he was a co-founder of SkyTel Communications, Inc., where he served as Vice Chairman and CEO prior to SkyTel's merger with MCI (1988 – 1999). Mr. Bhagat also served as Chairman of the "License Exempt" sector of the Wireless Communications Association International (WCA) trade association, which represents the broadband wireless industry. He has served as Chairman and a board member of both the Personal Communications Industry Association (PCIA) and American Mobile Satellite Corporate (now Motient), and he currently serves on the boards of several wireless communications based companies.

In addition, Mr. Bhagat served as Chairman of the Board of SmartSynch, Inc., a wireless data solutions company that enables two-way communications among corporate assets, people, devices and systems. In March 2002, he was included on Rutberg & Company's "Wireless Influencers: 2002" list. Mr. Bhagat was inducted into the RCR Wireless Hall of Fame for his significant contributions to the wireless industry, and he is a fellow member of the Radio Club of America. Past industry awards include the PCIA Chairman's Award, the Radio Club Sarnoff Citation, and RCR's Personality of the Year - all for his outstanding contributions to the development of the wireless industry. He also received Mobile Insights, Inc.'s Mobility Award for outstanding personal achievement, and the Mobility Award for the development of the SkyTel 2-Way Network.

Rick E. Hughes, CEO and Director

Mr. Hughes began his formal career in finance with Corporate Securities Group in Cincinnati, Ohio in 1991 and has been active in business management and funding since 1987 when he founded a chain of clothing stores and later purchased part of a chain of franchised restaurants. Since that time he has served as the CEO (1993-1998) and co-founder of Ramsay-Hughes, Inc., a Cincinnati, OH based merchant bank; co-founder of RH York & Company (1994-1999), a regional broker/dealer with offices in Cincinnati, OH, Lexington, KY, Fort Worth, TX and Beverly Hills, CA; co-founder of the Greater Cincinnati Fund (founded in 1995), a registered mutual fund comprised primarily of regional securities now known as the Regional Opportunity Fund; CEO (1999-2002) and co-founder of Sterling Holdings, Inc., a private investment company based in Louisville, KY; Managing Director (2002-2004) and co-founder of Southeast Capital Group, LLC, a private investment group based in Louisville, KY; Managing Member (2004) and co-founder of Nahum Properties, LLC, a real estate development group based in Louisville, KY; among others.

Mr. Hughes has over 16 years of experience in business development, corporate finance and venture capital and has participated in the early-stage funding of numerous public and private companies in a wide variety of business sectors ranging from HeaterMeals, Inc. (a manufacturer of electrochemical heaters and packaged food products) to Lux Capital, LLC (a Manhattan based, venture capital firm focused on early-stage investments in nanotechnology and related sectors emerging from leading academic institutions, www.luxcapital.com).

Mark E. Rodgers, President, Director

Before joining U.S. Wireless, Mr. Rodgers was CEO of Air2Lan, Inc. (August 200 – February 2005) and previously CEO of SmartSynch, Inc., (November 1999 – August 2004) a wireless data solutions company that enables two-way communications among corporate assets, people, devices, and systems. Mr. Rodgers is a veteran in the wireless data services industry, having previously served as Vice President of Fixed Wireless for SkyTel Communications. He founded the Fixed Wireless division in 1995 and was responsible for sales, marketing, strategic alliances, technology development, customer service and operations. Earlier, Mr. Rodgers served as Vice President of Business Development for SkyTel and was part of the company's two-way paging launch team, the first of its kind in the world. At SkyTel International, he served as Director of Business Development, with responsibility for joint venture paging companies in Europe and Asia. The company built and operated twenty-six national paging companies throughout the world, all of which were integrated into a global messaging network.

Prior to joining SkyTel, Mr. Rodgers was a manager in Arthur Andersen's Management Information Consulting Division, during which time he was responsible for the design, development, installation, testing and conversion of large-scale information systems. He has served as Chairman of the Personal Communications Industry Association's Marketing Committee and the Research Advisory Board for Mississippi State University, where he earned a degree in Chemical Engineering.

Thomas J. Busic, Chief Operating Officer, Sr. VP Engineering and Director

Mr. Busic has been involved in technology organizations for some of the nation's most successful companies for the last twelve years. Most recently, Mr. Busic co-founded and served as CEO for instantWorkplace (2003-2004) a national Application Service Provider (ASP) with offices in Columbus and Cleveland, OH and Bluemile (2004), Ohio's largest Wireless Internet Service Provider (WISP) with service areas in Columbus, Cleveland, Cincinnati, and Dayton, Ohio.

In 2002-2003 Mr. Busic took on the role of Chief of Consulting at Acendex, a regional Technology Consulting Firm in Cleveland, OH where he was responsible for operations, sales, and direction of the company. During his tenure there he helped the company get out of a flat growth period and put the company back on a 100% annualized growth curve. Previously Mr. Busic served as Sr. Consultant for Dell Technology Consulting (2001-2002) where his duties included creating a framework for Dell Technology Consulting (DTC) to handle large-scale public sector deployments, as well as management of implementation and day-to-day operations on one of Dell's largest public school system projects to date with a budget of over $40 million dollars and a staff of eighty.

Mr. Busic has also been at such companies as The Limited (1997-2001) where he led design and implementations across the country for the company's vast networks supporting brands such as The Limited, Express, Victoria Secret, Victoria Secret Catalog, Bath and Body Works, Limited Too, and Abercrombie and Fitch. Additionally, Mr. Busic was at Bank One (1996-1997) where he helped design and implement large-scale cross-divisional networks and datacenters supporting thousands of employees and servers.

Michael D. Marlowe, Chief Development Officer, Sr. VP Marketing and Director

Mr. Marlowe has been involved with globally recognized organizations for over 10 years. He started his formal career in business with Merrill Lynch in 1994 where his focus was new business development in small to mid-sized markets.

In 1999 Mr. Marlowe joined Morgan Stanley where his focus was to orchestrate and execute comprehensive sales and marketing initiatives while acting on investment analysis and ensuring satisfaction of firm procedures. During his tenure he was recognized on a national sales level from several organizations including: Allstate Financial Corporation's VIP Elite Recognition Club; Nationwide Financial Services Circle of excellence; AIM Financial services Summit club; Federated Investors Club; Associate Vice President with Morgan Stanley.

Most Recently Mr. Marlowe Co-founded and served as President of InstantWorkplace (2003-2004) a national Application Service Provider, ASP, with offices in Cleveland and Columbus Ohio. Mr. Marlowe also has functioned simultaneously as President of Bluemile, 2004, Ohio's largest Wireless Internet Service Provider, WISP, with service areas in Cleveland, Columbus, Cincinnati and Dayton, Ohio.

David B. Latham, Director

Mr. Latham, has been with Delta Capital Management since 1997, and focuses on all phases of the investment process, from the initial analysis to participating as a director. His responsibilities include the identification and evaluation of opportunities, the development of investment term sheets, and the monitoring and advisement of portfolio companies. Before joining Delta, he held strategic planning and business development positions with Chevron Pipeline Company, where his responsibilities included strategic planning and business development for Chevron's Natural Gas and LPG pipelines. Prior to Chevron Pipeline, Mr. Latham worked in the finance and strategic planning group for Chevron's Gulf of Mexico operations, which generated annual revenue of more than $1 billion and had a capital budget in excess of $500 million. He managed the strategic planning process and was responsible for reviewing the economic viability of all capital projects. Prior to his strategic planning roles, Mr. Latham spent five years in production operations at Chevron. He received his MBA with honors from Tulane University in New Orleans and his BS in Engineering cum laude from Mississippi State University.

Mr. Latham currently serves on the boards of a number of Delta's portfolio companies, including Comprehensive Pharmacy Services, Inc.; Air2Lan, Inc.; Xtreme Energy, Inc.; ContourMed, Inc.; and Geobot, Inc. He is also responsible for investments in Emageon, Inc. and cMore Medical Solutions, Inc.

Item 10. Executive Compensation

The following table lists the compensation received by our former and current officers over the last three years.

SUMMARY COMPENSATION TABLE

Name and Principal Position Of Officers/Directors.	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Rick Hughes President,CEO, CFO and Secretary Douglas Keeney Former CEO	12/31/04 12/31/03 12/31/02 12/31/04 12/31/03 12/31/02	-0- -0- -0- 11,250 26,750 -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- 14,132(1) 67,836(1) -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0-
Daniel P. Burke, Sr. Former President and CFO	12/31/04 12/31/03 12/31/02	9,500 24,000 -0-	-0- -0- -0-	10,625(2) 45,375(2) -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

1.

Doug Keeny was paid $67,836 in 2003 and $14,132 in 2004 for consulting services provided to U.S. Wireless.

2.

Daniel P. Burke, Sr. received $45,375 in 2003 and $10,625 in 2004 for consulting services provided to U.S. Wireless.

In conjunction with the acquisition of MJS Holdings, U.S. Wireless agreed to grant options for up to 3,000,000 shares and up to $300,000 cash based on certain performance criteria.  Thomas J. Busic and Michael Marlowe shall be eligible to earn 25% of the total stock options and cash each calendar quarter if the Company experiences positive earning and earnings growth of 5% or more and revenue growth of 10% or more from the previous quarter.  Bonuses will be paid annually.  The total dollar value (cash and options combined) of all bonuses in any given year shall not exceed 25% of the Company’s net earnings.  If the total of the bonuses exceeds 25% of earnings, the overage will be considered unearned for that year but will be available to be earned in the following years(s).  Earnings are defined as Net Income according to GAAP.  As of the date of this report, no options or bonuses have been paid.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2004, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 26,919,520 issued and outstanding shares of common stock, par value $.001.  The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Shares
Rick Hughes (1)(2) 500 W Jefferson St., Suite 2350 Louisville, KY 40202	Common	6,847,380	25.3%

Angel 1, LLC 730 West Main St., Suite 200 Louisville, KY 40202	Common	2,238,250	8.31%

ISP Ventures, LLC (3) 745 West Main St., Suite 100 Louisville, KY 40202	Common	2,302,474	8.55%

All Executive Officers and Directors as a group: 1 person	Common	6,847,380	25.3%

(1)

Officer / Director

(2)

These shares are held in the name of Louisville Business Services, LLC, of which Rick Hughes is a member.  Mr. Hughes does not have sole voting authority of these shares but participates as a member of the LLC.

(3)

These shares are held by ISP Ventures, LLC, a company owned and controlled by Daniel P. Burke.

Item 12. Certain Relationships and Related Transactions.

In 2004, U.S.Wireless issued 4,285,714 shares of common stock to settle $150,000 of notes payable to Louisville Business Services, LLC.  Mr. Rick Hughes is a member of Louisville Business Services, LLC.

During 2002, U.S.Wireless entered into an agreement with David Hayes, then a director ,and David Ragland providing for an interest free loan due upon demand. Amounts outstanding under the agreement at December 31, 2004 was $281,636.  In consideration of forgiving the default status of the note and agreement to negotiate a stock settlement, the Company issued warrants to purchase 2,250,000 shares of the Company’s restricted common stock at an exercise price of $0.35 per share that expires August 26, 2007.  The warrants were issued in consideration of forgiving default on an outstanding note.

Within the $281,636 mentioned above, a line of credit due to David Ragland, due on demand, bears interest at 10%.  At December 31, 2004 U.S.Wireless owed Mr. Ragland $234,909 on the line of credit. In consideration of forgiving the default status of the note and agreement to negotiate a stock settlement, the Company issued warrants to purchase 2,250,000 shares of the Company’s restricted common stock at an exercise price of $0.35 per share that expires September 26, 2007.

Subsequent to the date of this report, we have negotiated a stock settlement for the debt owed Mr. Ragland and are in the process of negotiating a settlement with Mr. Hayes.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits

U.S.Wireless has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller which was attached as Exhibit 99.3 to its 2002 Form 10KSB.  U.S.Wireless will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to U.S.Wireless’ address shown on Page 1 of this report.

Exhibit #

Description

Location

Exhibit 3(I)

Articles of Incorporation as amended

*

Exhibit 3(ii)

Bylaws

*

Exhibit 14

Code of Ethics

**

Exhibit 31

Certification of Chief Executive Officer and Chief Financial

Attached

Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32

Certification of Chief Executive Officer and Chief Financial

Attached

Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002***

(b)  Reports on Form 8-K:

No reports were filed by U.S. Wireless on Form 8-K during the fourth quarter 2004. Subsequent to December 31, 2004, U.S. Wireless filed the following reports on Form 8-K.

Form

Date

Description

8-K

Jan 19, 2005

Item 2.01, Completion of Acquisition of Assets

Item 9.01, Financial Statements and Exhibits

8-K

Jan 25, 2005

Item 2.01, Completion of Acquisition of Assets

Item 9.01, Financial Statements and Exhibits

8-K

Feb 7, 2005

Item 1.01, Entry into a Material Definitive Agreement

Item 2.01, Completion of Acquisition of Assets

Item 2.03, Creation of a Direct Financial Obligation or an Obligation

    Under an Off-Balance Sheet Arrangement of a Registrant

Item 3.02, Unregistered Sales of Equities and Securities

Item 9.01, Financial Statements and Exhibits

8-K

Mar 10, 2005

Item 2.01, Completion of Acquisition of Assets

Item 3.02, Unregistered Sales of Equities and Securities

Item 5.02, Departure of Directors or Principal Officers; Election of

    Directors; Appointment of Principal Officers

Item 9.01, Financial Statements and Exhibits

* Incorporated by reference. Filed as exhibit to the SB-2 filed May 23, 2001

**Incorporated by reference. Filed as exhibit to 2002 10KSB filed March 31, 2003

***The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of U.S. Wireless’ annual financial statement and review of financial statements included in U.S. Wireless’ 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $19,000 for fiscal year ended 2003 and $18,000 for fiscal year ended 2004.

Audit-Related Fees

There were no fees for other audit related services for fiscal year ended 2004.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2004 and 2003.

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

U.S. WIRELESS ONLINE, INC.

Date: April 15, 2005

/s/ Rick E. Hughes

Rick E. Hughes

Chief Executive Officer

And Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2005

By: /s/ Jai P. Bhagat

Jai P. Bhagat

Chairman of the Board

Date: April 15, 2005

By: /s/ Rick E. Hughes

Rick E. Hughes

Director

Date: April 15, 2005

By: /s/ Mark E. Rogers

Mark E. Rogers

Director

Date: April 15, 2005

By: /s/ Thomas J. Busic

Thomas J. Busic

Director

Date: April 15, 2005

By: /s/ Michael D. Marlowe

Michael D. Marlowe

Director

Date: April 15, 2005

By: /s/ David B. Latham

David B. Latham

Director

U.S. WIRELESS ONLINE, INC.

Financial Statements

December 31, 2004 and 2003

C O N T E N T S

Independent Auditor’s Report

 21

Balance Sheet

 22

Statements of Operations

 24

Statements of Stockholders’ Equity

 25

Statements of Cash Flows

 26

Notes to the Financial Statements

 28

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders

of U.S. Wireless Online, Inc.

We have audited the accompanying balance sheet of U.S. Wireless Online, Inc. as of December 31, 2004 and the related statements of operations, stockholders’ equity and comprehensive income and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.   Management has determined the Company is not required to have, nor were we engaged to perform, an audit or its internal controls over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Wireless Online, Inc. as of December 31, 2004  and the results of its operations and cash flows for the years ended December 31, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

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

/s/ Chisholm, Bierwolf & Nilson, LLC

Chisholm, Bierwolf & Nilson, LLC

Bountiful, Utah

February 25, 2005

U.S. Wireless Online, Inc.
Balance Sheet

ASSETS
December 31,
2004

Current Assets
Cash	$ -
Accounts Receivables(Net of Allowance of $7,000)	135,958
Other Receivable	60,000

Total Current Assets	195,958

Property & Equipment (Net)	408,501

Other Assets
Client Base (Net)	12,000
Deposits	26,089

Total Other Assets	38,089

Total Assets	$ 642,548

The accompanying notes are an integral part of these financial statements

U.S. Wireless Online, Inc.
Balance Sheet

LIABILITIES AND STOCKHOLDERS' EQUITY

December 31,
2004
Current Liabilities
Bank Overdrafts	$ 16,820
Accounts Payable	942,358
Accrued Expenses	141,415
Deffered Revenue	4,955
Current Portion of Long term debt	1,777,965

Total Current Liabilities	2,883,513

Long-Term Debt
Convertible Debentures	316,844
Notes Payable	1,265,881
Note Payable - related party	298,947
Lease Obligation	5,916
Current Portion of Long Term Debt	(1,777,965)

Total Long Term Debt	109,623

Total Liabilities	2,993,136

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 26,919,520 shares	26,920
Additional Paid in Capital	4,272,014
Retained Earnings (Deficit)	(6,649,522)

Total Stockholders' Equity	(2,350,588)

Total Liabilities and Stockholders' Equity	$ 642,548

The accompanying notes are an integral part of these financial statements

U.S. Wireless Online, Inc.
Statements of Operations

	For the Year Ended
	December 31,
	2004	2003

Revenues	1,294,421	1,630,063

Cost of Sales	783,437	948,459

Gross Profit (Loss)	510,984	681,604

Operating Expenses
General & Administrative	1,823,089	1,612,101

Total Operating Expenses	1,823,089	1,612,101

Net Operating Income (Loss)	(1,312,105)	(930,497)

Other Income(Expense)
Reorganization expenses	-	(250,000)
Interest Expense	(164,574)	(107,017)
Gain on Sale of Asset	13,666	-

Total Other Income(Expense)	(150,908)	(357,017)

Net Income (Loss)	$ (1,463,013)	$ (1,287,514)

Net Income (Loss) Per Share	$ (0.08)	$ (0.08)

Weighted Average Shares Outstanding	18,275,206	15,485,806

The accompanying notes are an integral part of these financial statements

U.S. Wireless Online, Inc.

Statements of Stockholders' Equity

			Additional
	Common	Stock	Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	(Deficit)

Balance December 31, 2002	49,482,170	49,482	3,281,075	(210,500)	(3,898,995)

Reverse merger adjustment	(33,996,364)	(33,996)	33,996	-	-

Receipt of stock subscriptions	-	-	-	210,500	-

Stock options vesting to employees	-	-	108,187	-	-

Net loss for the year ended
December 31, 2003	-	-	-	-	(1,287,514)

Balance December 31, 2003	15,485,806	15,486	3,423,258	-	(5,186,509)

Warrants issued for services	-	-	434,750	-	-

Stock issued for notes payable	10,285,714	10,286	220,214	-	-

Stock issued for services	1,148,000	1,148	193,792	-	-

Net loss for the year ended
December 31, 2004	-	-	-	-	(1,463,013)

Balance December 31, 2004	26,919,520	$ 26,920	$ 4,272,014	$ -	$ (6,649,522)

The accompanying notes are an integral part of these financial statements

U.S. Wireless Online, Inc.

Statements of Cash Flows

	For the Years Ended
	December 31,

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ (1,463,013)	$ (1,287,514)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	330,327	299,462
Options Issued for Services	-	108,187
Warrants Issued for Services	434,750
Shares Issued for Services	194,940	-
Merger Expenses Paid with Notes Payable	-	250,000
(Gain) loss on Sale of Assets	(13,666)	3,750
Bad Debt Expense	4,400	(9,684)
Change in Assets and Liabilities
Increase (Decrease) in Cash Overdraft	(11,618)	28,438
(Increase) Decrease in Accounts Receivable	8,210	(65,526)
(Increase) Decrease in Deferred Revenue	(14,767)	2,328
Increase (Decrease) in Deposits and Prepaids	(1,916)	3,369
Increase (Decrease) in Accounts Payable/ Accrued Expenses	267,910	113,667

Net Cash Provided(Used) by Operating Activities	(264,443)	(553,523)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from Sale of Property and Equipment	41,500	-
Purchases of Property and Equipment	(37,188)	(232,072)

Net Cash Provided (Used) by Investing Activities	4,312	(232,072)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment on Long Term Debt	(236,730)	(187,815)
Proceeds from Debt Financing	496,861	758,949
Proceeds from Stock issuance	-	210,500

Net Cash Provided(Used) by Financing Activities	260,131	781,634

The accompanying notes are an integral part of these financial statements

U.S. Wireless Online, Inc.

Statements of Cash Flows (continued)

For the Years Ended
December 31,

	2004	2003

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	-	(3,961)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	3,961

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	$ 0

Cash Paid For:
Interest	$ -	$ 42,546
Income Taxes	$ -	$ -

Non-Cash Investing and Financing Activities:

Shares Issued for Services	$ 194,940	$ -
Options Issued for Services	$ -	$ 108,187
Issuance of Note for Merger Expenses	$ -	$ 250,000
Warrants Issued for Services	$ 434,750	$ -
Shares Issued for Notes Payable and Accrued Interest	$ 230,500	$ -

The accompanying notes are an integral part of these financial statements

U.S. Wireless Online, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

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

U.S. Wireless Online, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Property and Equipment

Property and equipment are stated at cost less accumulation depreciation.  Depreciation is provided for in amount sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight line-basis. Maintenance and repairs are charged to expense as incurred, costs of major additions and betterments are capitalized.   In accordance with SFAS 144, the Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  As of December 31, 2004, there were no impairments.

d. Advertising Costs

Advertising costs are expensed as incurred.  Total advertising costs charged to expense for the years ended December 31, 2004 and 2003 were $0 and $35,158, respectively.

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

	For the Years Ended December 31,
	2004	2003
Income (Loss) (numerator)	$ (1,463,013)	$ (1,287,514)
Shares (denominator)	18,275,206	15,485,806
Per Share Amount	$ (0.08)	$ (0.08)

U.S. Wireless Online, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Income Taxes

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.  Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Until merger date of May 12, 2003, U.S. Wireless, with the consent of its stockholders, elected to be taxed as an S-Corporation under the Internal Revenue Code and similar state statutes.  Effective May 12, 2003, because of the reverse merger, the Company lost its S-Election status.  Net losses from May 12, 2003 will be carried forward to offset future taxable income.  Net losses of approximately $2,643,013 will expire in 2018.  A deferred tax asset for these net operating losses is offset by an allowance in the same amount, as it is unclear whether the Company will have taxable income in the future. Deferred taxes assets are as follows:

NOL Carryforward	$ 898,000
Valuation Allowance	(898,000)
Net Deferred Tax Assets	$ -

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

U.S. Wireless Online, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

k. Receivables

Accounts receivable is recorded net of an allowance account when management deems a receivable to be uncollectible.  As of December 31, 2004 and 2003, accounts deemed to be uncollectible amounted to $7,000 and $2,600, respectively.

l. Going Concern

The accompanying Financial Statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses negative working capital and is dependent upon raising capital to continue operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  It is management’s plan to raise additional capital through debt and/or equity financing.  As disclosed on Form 8K on February 4, 2005, the Company completed the sale of an aggregate of $1,500,000 in notes and accompany warrants on February 2, 2005, which resulted in net proceeds to the Company of $1,452,000.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 consists of the following:

	2004	Estimated Useful Life
Furniture & Fixtures	$ 11,835	7 years
Office Equipment	43,967	5 years
Wireless Equipment	1,215,826	5 years
Network Software	6,128	8 years
	1,277,756
Less accumulated depreciation	(869,245)
Property and Equipment, Net	$ 408,511

Depreciation expense for the years ended December 31, 2004 and 2003 was $276,327 and $239,462, respectively.

U.S. Wireless Online, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

NOTE 4 - LONG-TERM LIABILITIES

Long-term liabilities are detailed in the following schedules as of December 31, 2004:

Convertible Debentures:

Convertible note payable to a company, matures November 2002, past due bears interest at 8%, principal and interest due at maturity,

convertible into common stock at 85% of lowest price per share,

paid by any investor for a share of the equity securities once three million dollars is received through an offering, secured by wireless equipment, currently in default.

$

181,844

Convertible notes payable to several individuals, due in total by conversion of cash or equity at $.50 per share by November

2004, bears interest at 8%, past due.

135,000

Total convertible debentures

316,844

Notes payable:

Note payable to a bank, due monthly in installments of $11,722 through October  2006, bears interest at 7.5%.

$

257,131

Note payable to an LLC, bears interest at 8%, matures November 30,

2004, past due

100,000

Note payable to an LLC, bears interest at 8%, matures November

30, 2004, past due

50,000

Note payable to an LLC, bears interest at 8%, matures November

30, 2004, past due

25,000

Notes payable to an LLC, bears interest at 8%, matures July

31, 2004, past due

550,250

Note payable to an individual, bears interest at 8%, matures November

30, 2004, past due

283,500

Total notes payable

1,265,881

U.S. Wireless Online, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

NOTE 4 - LONG-TERM LIABILITIES (continued)

Notes Payable - Related Party

Note payable to a company with a common officer, bears no interest and is due on demand.

$

17,311

Note payable to a shareholder, bears no interest and is due on demand

46,727

Line of credit due to a shareholder, due on demand, bears interest at 10%

234,909

Total Notes Payable - Related Party

298,947

Lease Obligation

Lease payable to a company, monthly payments of $6,938 due

through February 2004, past due, secured by wireless pop sites

                5,916

Total Lease Obligation

5,916

Total Long-Term Liabilities

1,887,588

Less: current portion - notes payable and debentures

(1,473,102)

Less: current portion – related party

(298,947)

Less: current portion-lease obligation

(5,916)

Total current portion

(1,777,965)

Total long-term liabilities

$

109,623

Future minimum principal payments on notes payable are as follows:

2005

$

1,777,965

2006

109,623

Total

$

1,887,588

Future minimum lease payments on lease obligations are as follows:

2005

$

7,041

Less: Portion Recorded in Interest:

(1,125)

$

5,916

U.S. Wireless Online, Inc.

Notes to the Financial Statements

December 31, 2004 and 2003

NOTE 5 - RELATED PARTY TRANSACTIONS

During 2002, the Company entered into an agreement with a director and major shareholder providing for an interest free loan due upon demand. The amount outstanding under the agreement at December 31, 2004 was $281,636.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company signed a lease agreement for an office facility in Louisville, Kentucky.  The company pays $4,146 per month for the first year and increases by approximately $300 each year.  Lease terminates in November of 2006.  Total rent expense for the operating leases for the years ended December 31, 2004 and 2003 was $80,623 and $88,845, respectively.

Future minimum lease payments:

2005

$

53,000

2006

51,700

Total

$

104,700

The Company also leases roof top space.  Transmittal towers are erected to transmit wireless internet broadcasts.   The company leases rooftop space in Georgia, Kentucky, Ohio and Indiana. The rooftop leases vary in price and time span.   Rooftop lease expense for the years ended December 31, 2004 and 2003 was $266,108 and $339,168, respectively.

NOTE 7- STOCKHOLDERS’ EQUITY TRANSACTIONS

During 2004, the Company issued 10,285,714 shares of common stock to settle $230,500 of notes payable and accrued interest.

During 2004, the Company issued 1,148,000 shares of common stock for services valued at $194,940.

During 2004, the Company issued 275,000 warrants in conjunction with an amended promissory note.  The warrants were valued using the Black-Scholes pricing model with the following assumptions: exercise price $.50, life 10 years, risk free rate 3.8%, volatility 127%.  The Company has recognized an expense of $134,750 for the issuance of the warrants.

U.S. Wireless Online, Inc.

Notes to the Financial Statements

December 31, 2004 and 2003

NOTE 7- STOCKHOLDERS’ EQUITY TRANSACTIONS (Continued)

During 2004, the Company issued 5,000,000 warrants for services and finance charges.  The warrants were valued using the Black-Scholes pricing model with the following assumptions: exercise price of $.35, life 3 years, risk free rate 3.8%, volatility 127%.  The Company has recognized an expense of $300,000 for the issuance of the warrants.

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

Outstanding Options are as follows:
Outstanding Balance at December 31, 2002	4,410,000
Granted	90,000
Expired/Cancelled	-
Exercised	-
Reverse merger adjustment	(2,971,846)
Balance December 31, 2003	1,528,154
Granted	-
Expired/Cancelled	-
Exercised	-
Balance, December 31, 2004	1,528,154

Warrants outstanding are as follows:
Outstanding Balance at December 31, 2003	-
Granted	5,275,000
Expired/Cancelled	-
Exercised	-
Balance December 31, 2004	5,275,000
Weighted average exercise price of warrants outstanding at December 31, 2004	$ 0.42

U.S. Wireless Online, Inc.

Notes to the Financial Statements

December 31, 2004 and 2003

NOTE 7- STOCKHOLDERS’ EQUITY TRANSACTIONS (Continued)

Number of

Weighted

Warrants

Average

Weighted

Outstanding at

Remaining

Average

Exercise

December 31,

Contractual

Exercise

Prices

2004

Life (Years)

Price

$

0.35

5,000,000

2.5

$

0.35

$

0.50

275,000

9.5

$

0.50

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

NOTE 8 - CLIENT BASE

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

In May 2004, the Company sold a portion of the client base for $100,000.  A gain was recognized on the sale of $14,000.  The balance of the client base at December 31, 2004 is $12,000.

U.S. Wireless Online, Inc.

Notes to the Financial Statements

December 31, 2004 and 2003

.

NOTE 9 – SUBSEQUENT EVENTS

On January 10, 2005, the Company completed the acquisition of all the issued and outstanding stock of MJS Holdings, Inc (MJS), a privately held Ohio company.  Pursuant to the acquisition, the Company issued 6,110,906 shares of common stock and a promissory note for $916,636 for all the issued and outstanding stock of MJS.  In addition to the common stock and the promissory note, the Company granted options for up to 3,000,000 shares and up to $300,000 cash based on certain performance criteria.

On January 17, 2005, the Company completed the acquisition of all the outstanding members’ interest of United Broadband Network, LLC (UBN), a Kentucky limited liability company.  Pursuant to the acquisition, the Company issued 2,266,667 shares of common stock and a promissory note for $63,000 for all of the outstanding members’ interest of UBN.

On February 2, 2005, the Company agreed to sell and purchasers agreed to purchase callable secured convertible notes due January 28, 2008, in the aggregate principal amount of up to $3,000,000 bearing interest at the rate of 8% per annum and convertible into share of the Company’s common stock at a conversion price of the lower of the fixed conversion price of $0.25 or 60% of the market price.  For each dollar of the convertible note, the purchaser will receive a warrant to purchase the Company’s common stock at $0.3213 per share.

On February 1, 2005, the Company completed an asset acquisition of YYireless1.Net, LLC (YY1), a Pennsylvania limited liability company.  Pursuant to the acquisition, the Company issued 1,527,759 shares of common stock, a promissory note $22,760, cash of $34,080 and assumed certain liabilities of YY1.

On February 2, 2005, the Company sold $1,500,000 in convertible notes which resulted in net proceeds of $1,452,000.  Under the purchase agreement, the purchasers have agreed to purchase an additional $750,000 of convertible notes upon filing of a registration statement and an additional $750,000 when the registration has been declared effective.  The convertible notes are secured by all of the Company’s equipment and assets, receivables and inventory.

On March 2, 2005, the Company completed an acquisition of Air2Lan, Inc. (A2L), a privately held Delaware company.  Pursuant to the acquisition, the Company issued 5,000,000 shares of Class A Preferred stock.  The Class A Preferred Stock has a ten for one conversion for shares of common stock of the Company up to one year.  In addition, the Company assumed liabilities of A2L’s for state and federal taxes related to the asset purchase up to $200,000.

On March 7, 2005, the Company converted $159,657 of debt into 11,914,727 shares of common stock.