Form 10QSB
period 2005-03-31
US WIRELESS ONLINE INC
filed 2005-05-23
CIK 1135264

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of March 31, 2005 was 51,338,575 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]

FORM 10-QSB

U.S. WIRELESS ONLINE, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets (Assets) – March 13, 2005 (Unaudited)

Consolidated Balance Sheets (Liabilities and Stockholders’ Equity) – March 31, 2005 (Unaudited)

Consolidated Statements of Operations (Unaudited) - Three months ended March 31, 2005 and March 31, 2004

Consolidated Statements of Cash Flows (Unaudited) - Three months ended March 31, 2005 and March 31, 2004

Notes to financial statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 5 6 7 8 10 15
PART II.	Other Information Item 1. Legal Proceedings Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	15 16 17
	Signatures	18

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

U.S. Wireless Online, Inc.

Consolidated Balance Sheets

ASSETS

March 31,
2005
(unaudited)
Current Assets
Cash	$ 85,332
Accounts Receivables	562,921
Inventory	34,527
Undeposited Funds	14,816
Prepaid Expenses	30,378

Total Current Assets	727,974

Property & Equipment (Net)	4,890,280

Other Assets
Client Base (Net)	105,000
Deposits	83,623
Goodwill	7,650,684

Total Other Assets	7,839,307

Total Assets	$13,457,561

The accompanying notes are an integral part of these financial statements

U.S. Wireless Online, Inc.

Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY

March 31,
2005
(unaudited)
Current Liabilities
Accounts Payable	$ 2,052,079
Accrued Expenses	79,123
Deffered Revenue	20,567
Current Portion of Long term debt	477,187

Total Current Liabilities	2,628,956

Long-Term Debt
Convertible Debentures	316,844
Credit Line	100,000
Notes Payable	3,858,118
Current Portion of Long Term Debt	(477,187)

Total Long Term Debt	3,797,775

Total Liabilities	6,426,731

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares, $.001 Par Value,
Issued and Outstanding 51,338,575 shares	51,338
Preferred Stock, Authorized 5,000,000 Shares, $.001 Par Value,	5,000
Issued and Outstanding 5,000,000 shares
Additional Paid in Capital	14,101,518
Retained Earnings (Deficit)	(7,127,026)

Total Stockholders' Equity	7,030,830

Total Liabilities and Stockholders' Equity	$ 13,457,561

The accompanying notes are an integral part of these financial statements

U.S. Wireless Online, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004

Revenues	$ 585,483	$ 377,094

Cost of Sales	222,460	245,729

Gross Profit (Loss)	363,023	131,365

Operating Expenses
General & Administrative	712,905	364,230

Total Operating Expenses	712,905	364,230

Net Operating Income (Loss)	(349,882)	(232,865)

Other Income(Expense)
Interest Expense	(22,060)	(14,897)

Total Other Income(Expense)	(22,060)	(14,897)

Net Income (Loss)	$ (371,941)	$ (247,762)

Net Income (Loss) Per Share	$ (0.01)	$ (0.02)

Weighted Average Shares Outstanding	39,129,047	15,485,806

The accompanying notes are an integral part of these financial statements

U.S. Wireless Online, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ (371,941)	$ (247,762)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Depreciation & Amortization	93,275	96,677
Change in Assets and Liabilities (Net of Acquisitions)
Increase (Decrease) in Bank Overdraft	(16,820)	(28,438)
(Increase) Decrease in Accounts Receivable	164,248	96,535
(Increase) Decrease in Deferred Revenue	-
(Increase) Decrease in Deposits and Prepaids	-	(15,637)
Increase (Decrease) in Accounts Payable/ Accrued Expenses	(241,678)	17,337

Net Cash Provided(Used) by Operating Activities	(372,916)	(81,288)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of Property and Equipment	(167,666)	(6,497)

Net Cash Provided (Used) by Investing Activities	(167,666)	(6,497)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment on Long Term Debt	(1,078,886)	(33,182)
Proceeds from Long Term Debt	1,704,800	123,800

Net Cash Provided(Used) by Financing Activities	625,914	90,618

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	85,332	2,833

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 85,332	$ 2,833

Cash Paid For:
Interest	$ -	$ -
Income Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

U.S. Wireless Online, Inc.

Notes to the Consolidated Financial Statements

March 31, 2005

GENERAL

U.S. Wireless Online, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

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

ACQUISITIONS

The Company completed four acquisitions during the three months ended March 31, 2005.  The acquisitions and transaction values are summarized below and described in more detail in the Company’s periodic reports filed on Form 8-K during period.

On January 10, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of all the issued and outstanding stock of MJS Holdings, Inc., (“MJS”), an Ohio Corporation, in exchange for 6,110,906 restricted shares of the Company’s restricted common stock, par value $0.001 per share and a promissory note in the amount of $916,636.

On January 17, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of all outstanding membership interests of United Broadband Networks, LLC (“UBN”), a Kentucky limited liability company, in exchange for 2,266,667 restricted shares of the Company’s restricted common stock, par value $0.001 per share and a promissory note in the amount of $63,000.

On February 1, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the asset acquisition of Yireless1.NET, LLC, (“YYireless1”) a Pennsylvania limited liability company (“YY1”), in exchange for 1,527,759 restricted shares of the Company’s restricted common stock, par value $0.001 per share along with a demand promissory note in the amount of $22,760 without interest, cash in the amount of $34,080 and the assumption and payment of certain YY1 liabilities.

On March 2, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of the assets and business of Air2Lan, Inc. (“A2L”) a Delaware Corporation, in exchange for 5,000,000 restricted shares of the Company’s Class A Preferred Stock, par value $0.001 per share.  The Class A Preferred Stock has 10 votes per share and has 10 to one conversion rights for shares of restricted common stock of the Company.

U.S. Wireless Online, Inc.

Notes to the Consolidated Financial Statements

March 31, 2005

				Closing	Total	Cash	Notes	Debts	Total
	Shares		Closing	Stock	Stock	Paid at	Issued at	Paid at	Value
Company Name	Issued	Type	Date	Price ($)	Value ($)	Closing ($)	Closing ($)	Closing ($)	($)

MJS Holdings	6,111,906	Common	10-Jan-05	0.21	1,283,500		916,636		2,200,136

United Broadband Networks	2,266,667	Common	17-Jan-05	0.22	498,667		63,000		561,667

YYWireless1.NET	1,527,759	Common	1-Feb-05	0.29	443,050	34,080	22,760	175,503	675,393

Air2Lan	5,000,000	Preferred	2-Mar-05	0.19	9,500,000				9,500,000

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

On August 31, 2004, Mr. David Ragland and Mr. James Murphy resigned as directors of U.S. Wireless and Mr. Daniel Burke, Sr. and Mr. Douglas Keeney stepped down as officers. Rick E. Hughes was appointed to the Board of Directors and was named President, Chief Executive Officer, Chief Financial Officer and Secretary of U.S. Wireless. Mr. Hughes’ appointment reflects a new commitment by U.S.Wireless to focus its efforts on increasing revenues, generating capital and expanding its core business operations, namely the offering of wireless internet broadband access to businesses. Since his appointment, Mr. Hughes has directed the active pursuit and completion of several strategic business acquisitions outlined below.

As of the first of the year, as a result of several acquisitions, US Wireless supplemented its management team:

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

Subsequent to the date of this report, U.S. Wireless Online has also made the following acquisitions and/or entered into material agreements:

On April 15, 2005, US Wireless completed the acquisition of VoIPWorks, LLC, (“VPW”) an Ohio limited liability company, as a wholly-owned subsidiary.  VPW specializes in implementing voice and data technology solutions by utilizing strategic partners to provide its clientele with optimal equipment and service upgrades. Its experienced data and telecommunications professionals assist clients in evaluating the cost effectiveness, security, and reliability of their current telecom and data networks with available alternatives within their respective industries and/or markets.  VPW has been instrumental in the introduction of hosted VoIP solutions throughout the Midwest.  VPW’s services include: VoIPWorks Data & Telecommunications Audits, LAN Readiness Assessments, IPPBX, and IP VPN services that replace existing VPN or Frame Relay Networks.

On April 29, 2005, US Wireless completed the acquisition of all the assets of Verge Wireless Networks, Inc., a Louisiana corporation (“Verge”).  Verge assets include all tangible property, prepaid items, warranties, books, records and supplier information, customer lists and files, contracts, leases and various other assets.  Verge is a provider of broadband connectivity and solutions to municipalities, businesses, academic and medical institutions, convention centers, and the hospitality industry.  Verge provides municipal Wi-Fi “hot zones” in parts of Los Angeles, New Orleans and Baton Rouge.  It is also the wireless contractor for one of the largest broadband video security systems in the country, which allows the police department of a major municipality to coordinate video feeds from approximately 200 broadband-enabled wireless cameras.

On May 2, 2005, US Wireless entered a definitive agreement with Lightyear Network Solutions, LLC (“Lightyear”).  In exchange for preferred wholesale pricing and performance based equity participation, Lightyear will exclusively promote and sell US Wireless broadband connectivity service to its Business Class customers in US Wireless Online’s expanding network coverage area.  Under the terms of the agreement Lightyear has agreed to sell a minimum of 1,000 Business Class wireless broadband circuits during the first year of the contract, a minimum of 2,500 during the second year and a minimum of 4,000 during the third year.

Lightyear (www.lightyearcom.com) was founded in 1993 by J. Sherman Henderson, III as a national sales and marketing organization providing telecommunication services and solutions to both commercial and residential customers. In the course of normal business, Lightyear serves more than 200,000 customers nationwide generating annual revenue of approximately $100 million through an independent national sales force of Lightyear Agent Partners.

On May 9, 2005, US Wireless completed the acquisition of iSkywire, LLC, and its related entities including iSkywire, Jeffersontown, Kentucky I, LLC; iSkywire, New Albany, Indiana I, LLC; iSkywire, Charlestown, Indiana I, LLC, (collectively “iSkywire”).  ISkywire is a wireless broadband internet company that owns and operates state-of-the-art broadband wireless networks in Louisville, KY and southern Indiana and has provided cost-effective, reliable high-speed internet access to commercial customers since January 2002.

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

Management believes these acquisitions will help U.S. Wireless leverage increased economies of scale and be positioned to accelerate growth organically in existing markets by expanding its wireless broadband Internet footprint. U.S. Wireless also intends to leverage its prominence in the broadband wireless industry to pursue additional strategic acquisitions.

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

U.S. Wireless has developed and is implementing a two pronged strategic business model. First, U.S. Wireless is focused on organic growth and operating profitability in the current markets it serves. We believe the implementation of disciplined business processes will allow us to realize significant economies of scale and expense reductions resulting from our recent acquisitions. Additionally, we expect revenue growth in each market through product launches of our Internet solutions, bundling services and solutions, implementation of vertical market sales, and reinforcement of the U.S. Wireless Online brand.

The second strategic thrust will be a continued aggressive pursuit of complimentary and accretive acquisitions. The wireless Internet service provider industry remains highly fragmented, and at current valuations, acquisitions provide an economical vehicle for growth.

Results of Operations for the Three Month Period Ended March 13, 2005 and 2004

Revenues for the three month period ended March 31, 2005 were $585,483 with a cost of sales of $222,460, resulting in a gross profit of $363,023 compared to revenues of $377,094 for the same period in 2004 with a cost of sales of $245,729 and a gross profit of $131,365.

Operating expenses for the three month period ended March 31, 2005 were $712,905 compared to $364,230 for the same period in 2004.  Interest expense for the three month period ended March 31, 2005 was $22,060 compared to $14,897 for the same period in 2004.  Total net loss for the three month period ended March 31, 2005 was $371,941 compared to $247,762 for the same period in 2004.

Although our revenues increased and cost of sales decreased for the three month period ended March 31, 2005 compared to the same period in 2004, our operating expenses increased significantly.  The increase in operating expenses for the three months ended March 31, 2005 is, in part, attributed to increased legal, accounting and consulting fees related to our recent acquisitions and fees involved with our recent financing activities.

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

Liquidity and Capital Resources

At March 31, 2005, total assets were $13,457,561.  Total current assets of $727,974 consisted of $85,332 in cash, $562,921 in accounts receivable, $34,527 in inventory, $14,816 in undeposited funds and $30,378 of prepaid expenses.  We also had property and equipment valued at $4,890,280. Total other assets of $7,839,307, consisted of our client base valued at $105,000, deposits of $83,623 and goodwill valued at $7,650,684.

Total liabilities at March 31, 2005 were $6,426,731 and consisted of $2,628,956 in current liabilities and $3,797,775 in long term debt.  Our current liabilities include $2,052,079 in accounts payable, $79,123 in accrued expenses, $20,567 in deferred revenue and $477,187 current portion of long term debt.  Long term debt included $316,844 in convertible debentures, $100,000 and notes payable of $3,858,118.

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

Some of our notes payable and the convertible debenture are in default.  We have suffered recurring losses with negative working capital.  In August, 2004, we had a significant change in management.  Our current management has been working vigorously to reduce debt by stock conversion, increase operations by acquisition of complementary businesses in order to generate revenue, and obtaining funding commitments.

Subsequent to the date of the report and during the first quarter, 2005, U.S. Wireless has completed the acquisition of several business interests, expanding to its core service of high-speed, wireless internet access for business. Management believes that these acquisitions improve U.S. Wireless’ competitive position in the wireless internet market and will significantly add to revenues.

On February 2, 2005, U.S. Wireless received a $3 million institutional funding commitment. U.S. Wireless has already received the first disbursement of $1.5 million. The capital is being provided through a series of convertible convertible notes that are secured by company assets. Under the terms of the agreement two installments of $750,000 each will be paid by the purchasers; one upon filing of the mandatory registration statement as outlined in the Registration Rights Agreement dated January 28, 2005, and the balance when the registration statement is declared effective by the Commission.

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

ITEM 1.  Legal Proceedings

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

In the fourth quarter of 2004, three “non-material” lawsuits were filed against the Company representing two tower management companies and one equipment installation firm resulting from certain amounts invoiced that are strongly disputed by the Company.  Collectively these suits seek less than $100,000 in damages.  We are in the process of negotiating a settlement of each of these cases.  U.S. Wireless intends to continue to vigorously defending itself in these actions and anticipates that it will either settle the litigation or prevail in court.

ITEM 2.  Changes in Securities

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

On February 1, 2005, in an arms length transaction not involving any affiliates or related parties, U.S. Wireless completed the asset acquisition of Yireless1.NET, LLC, (“YYireless1”) a Pennsylvania limited liability company (“YY1”), in exchange for 1,527,759 restricted shares of U.S. Wireless restricted common stock, par value $0.001 per share. U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction and no commissions were paid.

On February 2, 2005, U.S. Wireless sold an aggregate of $1,500,000 in 8% callable secured convertible notes representing the principal on up to $3,000,000 in notes due January 25, 2008. The notes are convertible into shares of Common Stock, pursuant to a Securities Purchase Agreement. Warrants to purchase an aggregate of 3,000,000 shares of common stock issued pursuant to the Securities Purchase Agreement for the 8% callable secured convertible notes were also issued on February 2, 2005. The Notes and Warrants were issued to a limited number of accredited investors and therefore the transactions were exempt from registration under Section 4(2) of the Securities Act, as transactions not involving any public offering and no commissions were paid.

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

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibit #

Title

Location

Exhibit 31

Certification of Chief Executive Officer and Chief Financial

Attached

Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32

Certification of Chief Executive Officer and Chief Financial

Attached

Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

*The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b)  Reports on Form 8-K:

The following reports were filed on Form 8-K for the quarter for which this report is filed.

Form

Date

Description

8-K

Jan 19, 2005

Item 2.01, Completion of Acquisition of Assets (MJS)

Item 9.01, Financial Statements and Exhibits

8-K

Jan 25, 2005

Item 2.01, Completion of Acquisition of Assets (UBN)

Item 9.01, Financial Statements and Exhibits

8-K

Feb 7, 2005

Item 1.01, Entry into a Material Definitive Agreement (NIR)

Item 2.01, Completion of Acquisition of Assets (Yyireless)

Item 2.03, Creation of a Direct Financial Obligation or an Obligation

    Under an Off-Balance Sheet Arrangement of a Registrant

Item 3.02, Unregistered Sales of Equities and Securities

Item 9.01, Financial Statements and Exhibits

8-K

Mar 10, 2005

Item 2.01, Completion of Acquisition of Assets (Air2Lan)

Item 3.02, Unregistered Sales of Equities and Securities

Item 5.02, Departure of Directors or Principal Officers; Election of

    Directors; Appointment of Principal Officers

Item 9.01, Financial Statements and Exhibits

Subsequent to the date of this report, the following reports on Form 8-K were filed:

8-K

April 22, 2005

Item 1.01  Entry into a Material Definitive Agreement (VoiP)

Item 8.01  Other Events

Item 9.01  Financial Statements and Exhibits

8-K

May 3, 2005

Item 2.01  Completion of Acquisition of Assets (Verge)

Item 9.01  Financial Statements and Exhibits

8-K

May 5, 2005

Item 1.01  Entry into a Material Definitive Agreement (Lightyear)

8-K

May 16, 2005

Item 2.01  Completion of Acquisition of Assets (iSkywire)

Item 9.01  Financial Statements and Exhibits

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US WIRELESS ONLINE, INC.

Date: May 23, 2005

/s/ Rick E. Hughes

Rick E. Hughes

President, CEO and CFO