Form 10QSB
period 2005-06-30
US WIRELESS ONLINE INC
filed 2005-08-15
CIK 1135264

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(502) 213-3717

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of June 30, 2005 was 71,061,894 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):

Yes [  ] No [X]

FORM 10Q-SB

U.S. WIRELESS ONLINE, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets (Assets) – June 30, 2005 (Unaudited)

Consolidated Balance Sheets (Liabilities and Stockholders’ Equity) – June 30, 2005 (Unaudited)

Consolidated Statements of Operations (Unaudited) - Three months ended June 30, 2005 and June 30, 2004 and six months ended June 30, 2005 and June 30, 2004.

Consolidated Statements of Cash Flows (Unaudited) - Six months ended June 30, 2005 and June 30, 2004

Consolidated Statements of Stockholders’ Equity (Unaudited) - Six months ended June 30, 2005

Notes to financial statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 5 6 7 8 9 11 19
PART II.	Other Information Item 1. Legal Proceedings Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	19 19 19 22
	Signatures	23

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

U.S. Wireless Online, Inc.

Consolidated Balance Sheets

ASSETS

June 30
2005
(unaudited)
Current Assets
Cash	$ 821,880
Accounts Receivable	794,036
Other Receivable	-
Inventory	27,120
Undeposited Funds	806
Prepaid Expenses	73,830

Total Current Assets	1,717,672

Property & Equipment (Net)	5,610,802

Other Assets
Deposits	135,000
Other Assets	105,000
Goodwill	10,782,777

Total Other Assets	11,022,777

Total Assets	$ 18,351,251

The accompanying notes are an integral part of these financial statements.

U.S. Wireless Online, Inc.

Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS EQUITY

June 30,
2005
(unaudited)
Current Liabilities
Accounts Payable	1,657,064
Accrued Expenses	314,731
Deferred Revenue	20,567
Short Term Debt	99,947
Current Portion of Long term debt	413,500

Total Current Liabilities	2,505,809

Long-Term Debt
Convertible Debentures	150,000
Credit Line	100,000
Notes Payable	4,160,768
Current Portion of Long Term Debt	(413,500)

Total Long Term Debt	3,997,268

Total Liabilities	6,503,077

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares, $.001
Par Value, Issued and Outstanding 71,061,894 shares	71,062
Preferred Stock, Authorized 5,000,000 Shares, $.001	5,000
Par Value, Issued and Outstanding 5,000,000 shares
Additional Paid in Capital	18,992,925
Retained Earnings (Deficit)	(7,220,813)

Total Stockholders' Equity	11,848,174

Total Liabilities and Stockholders' Equity	$ 18,351,251

The accompanying notes are an integral part of these financial statements.

U.S. Wireless Online, Inc.

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	1,179,223	349,712	1,764,706	726,806

Cost of Sales	450,864	253,738	673,324	499,467

Gross Profit (Loss)	728,359	95,974	1,091,382	227,339

Operating Expenses
General & Administrative	1,172,717	347,484	1,885,622	711,714

Total Operating Expenses	1,172,717	347,484	1,885,622	711,714

Net Operating Income (Loss)	(444,358)	(251,510)	(794,240)	(484,375)

Other Income(Expense)
Gain on Settlement of Debt	276,907	-	276,907	-
Interest Expense	(31,898)	(13,793)	(53,958)	(28,690)

Total Other Income(Expense)	245,009	(13,793)	222,949	(28,690)

Net Income (Loss)	$ (199,349)	$ (265,303)	$ (571,291)	$ (513,065)

Net Income (Loss) Per Share	$ (0.00)	$ (0.02)	$ (0.01)	$ (0.03)

Weighted Average Common
Shares Outstanding	58,596,349	15,485,806	58,596,349	15,485,806

The accompanying notes are an integral part of these financial statements.

U.S. Wireless Online, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ (571,291)	$ (513,065)
Adjustments to Reconcile Net Loss to Net Cash
(Gain) Loss on Settlement of Debt:	(276,907)	-
Provided by Operations:
Depreciation & Amortization	280,446	201,378
Change in Assets and Liabilities
Gain on Sale of Equipment	-	(42,000)
Increase (Decrease) in Bank Overdraft	(16,820)	(28,438)
(Increase) Decrease in Accounts Receivable	(598,078)	21,896
(Increase) Decrease in Deposits and Prepaids	(43,452)	(16,418)
Increase (Decrease) in Accounts Payable/Accrued Expenses	(58,495)	104,361

Net Cash Provided(Used) by Operating Activities	(1,284,597)	(272,286)

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale of Property and Equipment	-	77,159
Purchases of Property and Equipment	(518,188)	(29,705)

Net Cash Provided (Used) by Investing Activities	(518,188)	47,454

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment on Long Term Debt	(1,940,108)	(62,185)
Proceeds from Long Term Debt	2,591,842	288,248
Proceeds from Stock Issuances	1,887,599	-

Net Cash Provided(Used) by Financing Activities	2,539,333	226,063

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	736,548	1,231

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	85,332	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 821,880	$ 1,231

The accompanying notes are an integral part of these financial statements.

U.S. Wireless Online, Inc.

Statements of Stockholders’ Equity

(Unaudited)

					Additional	Retained
	Preferred Stock		Common Stock		Paid-In	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance December 31, 2004			26,919,520	26,920	4,272,014	(6,649,522)

Stock issued for notes payable			1,625,000	1,625	138,375

Stock issued for services			950,000	950	65,550

Stock issued for acquisition			6,110,906	6,111	1,277,389

Stock issued for acquisition			2,266,667	2,267	496,400

Stock issued for acquisition			1,527,759	1,528	441,522

Stock issued for notes payable			11,914,727	11,915	147,742

Stock issued for acquisition	5,000,000	5,000			9,495,000

Stock issued for acquisition			400,000	400	79,600

Stock issued for accounts payable			124,000	124	20,956

Stock issued for acquisition			2,637,363	2,637	477,363

Stock issued for acquisition			1,000,003	1,000	199,000

Stock issued for accounts payable			50,000	50	9,950

Stock issued for cash			15,535,949	15,535	1,872,063

Net loss for the six months
ended June 30, 2005						(571,291)

Balance June 30, 2005	5,000,000	$ 5,000	71,061,894	$71,062	$18,992,925	$(7,220,813)

The accompanying notes are an integral part of these financial statements.

U.S. Wireless Online, Inc.

Notes to the Consolidated Financial Statements

June 30, 2005

GENERAL

U.S. Wireless Online, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2005 since there have been no material changes (other than indicated in other footnotes below) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

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

ACQUISITIONS

The Company completed four acquisitions during the three months ended March 31, 2005 and three acquisitions during the three months ended June 30, 2005.  The acquisitions and transaction values are summarized below and described in more detail in the Company’s periodic reports filed on Form 8-K during period.

On January 11, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of all the issued and outstanding stock of MJS Holdings, Inc., (“MJS”), an Ohio Corporation, in exchange for 6,110,906 restricted shares of the Company’s restricted common stock, par value $0.001 per share and a promissory note in the amount of $916,636.

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

On April 15, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of VoIPWorks, LLC, (“VPW”) an Ohio limited liability company, as a wholly-owned subsidiary in exchange for $10,000 cash plus restricted shares of US Wireless common stock, par value $0.001 per share, in an amount of shares equal to $80,000.

On April 29, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of all the assets of Verge Wireless Networks, Inc., a Louisiana corporation (“Verge”).  Verge assets include all tangible property, prepaid items, warranties, books, records and supplier information, customer lists and files, contracts, leases and various other assets.  The purchase price, as determined by management, for the Verge assets was a total of $560,000 with $40,000 payable upon closing, $40,000 payable via a 12 month promissory note and $480,000 payable in restricted common stock of US Wireless at an average closing price of the five trading days immediately prior to the closing date of this transaction but not less than $0.17 per share or greater than $0.30 per share. As a condition of payment, fifty percent of the US Wireless shares must be held for a minimum of 12 months from the date of issuance and the balance must be held for a minimum of 24 months from the date of issuance.

On May 9, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of iSkywire, LLC, and its related entities including iSkywire, Jeffersontown, Kentucky I, LLC; iSkywire, New Albany, Indiana I, LLC; iSkywire, Charlestown, Indiana I, LLC, (collectively “iSkywire”).  The Company acquired all of the membership interests of iSkywire in exchange for that amount of shares of US Wireless common stock equal to $200,000. 1,000,003 shares were issued in the exchange.  As a condition of payment, fifty percent of the shares must be held for a minimum of 12 months from the date of issuance and the balance must be held for a minimum of 24 months from the date of issuance.   In addition, the Company executed a promissory note in the amount of $70,000 and paid cash at closing of $30,000. The term of the Promissory Note is eighteen (18) months and is to be paid in equal monthly installments.  The first payment will be due at Closing and the subsequent payments will be due on the 1st of every  calendar month.

					Total	Cash	Notes	Debts	Total
	Shares		Closing	Stock	Stock	Paid at	Issued at	Paid at	Value
Company Name	Issued	Type	Date	Price ($)	Value ($)	Closing ($)	Closing ($)	Closing ($)	($)

MJS Holdings	6,110,906	Common	11-Jan-05	0.21	1,283,500		916,636		2,200,136

United Broadband Networks	2,266,667	Common	17-Jan-05	0.22	498,667		63,000		561,667

YYWireless1.NET	1,527,759	Common	1-Feb-05	0.29	443,050	34,080	22,760	175,503	675,393

Air2Lan	5,000,000	Preferred	2-Mar-05	0.19	9,500,000				9,500,000

VoIP Works	400,000	Common	15-Apr-05	0.20	80,000	10,000			90,000

Verge Wireless	2,637,363	Common	29-Apr-05	0.175	461,539	40,000	40,000	560,000

Iskywire	1,000,003	Common	15-May-05	0.20	200,000	30,000	70,000	300,000

COMMON STOCK

On January 3, 2005, U.S. Wireless converted $140,000 of debt into 1,625,000 shares of restricted common stock.  The shares were issued to two accredited investors for cancellation of the debt.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

On January 3, 2005, U.S. Wireless issued 950,000 shares for services valued at 66,500.  The shares were issued to one investor for consulting services rendered.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

On March 1, 2005, U.S. Wireless converted $159,657 of debt into 11,914,727 shares of restricted common stock.  The conversion price for the shares was set on November 17, 2004.  The shares were issued to three accredited investors for cancellation of the debt.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

On April 26, 2005, U.S. Wireless converted $21,080 of accounts payable into 124,000 shares of restricted common stock.  The shares were issued to two investors for cancellation of the debt.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

On May 15, 2005, U.S. Wireless converted $10,000 of accounts payable into 50,000 shares of restricted common stock.  The shares were issued to four investors for cancellation of the debt.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

During the six month period ending June 30, 2005, US Wireless sold a total of 15,535,949 restricted shares of common stock for a total of $1,887,599.  The shares were issued to accredited investors only. U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act to effect the transaction.  No commissions were paid.

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

Our History and Business

We were formed as a Nevada corporation under the name Llebpmac, Inc. on May 4, 1998.  On October 2, 2000, our shareholders approved a two for one forward split of our outstanding common stock.  On November 1, 2000, we changed our name to Cach Foods, Inc.  Cach Foods, Inc. became a public company on October 17, 2001. On May 12, 2003, we entered an agreement and plan of reorganization with US Wireless Online, Inc.  The agreement closed on May 19, 2003.  Prior to closing, the Company effected a 0.48 to one reverse split of the then 12,152,000 currently issued and outstanding shares into 5,832,960 shares.  Our former president and director then cancelled 3,820,000 post-split shares that he owned.  As a result of this series of transactions, 11,492,565 post-reverse split shares of Cach Foods common stock were exchanged for all of the issued and outstanding shares of US Wireless Online, Inc. making US Wireless Online, Inc. a wholly-owned subsidiary of Cach Foods.

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

On August 31, 2004, Mr. David Ragland and Mr. James Murphy resigned as directors of U.S. Wireless and Mr. Daniel Burke, Sr. and Mr. Douglas Keeney stepped down as officers.  Rick E. Hughes was appointed to the Board of Directors and was named President, Chief Executive Officer, Chief Financial Officer and Secretary of U.S. Wireless.  Mr. Hughes’ appointment reflects a renewed commitment by U.S. Wireless to focus its efforts on increasing revenues and expanding its core business operations, namely the offering of wireless internet broadband access and related services to businesses.  Since his appointment, Mr. Hughes has directed the active pursuit and completion of several strategic business acquisitions outlined below.

In 2005, as a result of the Company’s growth and recent acquisitions, US Wireless expanded its management team to include the following new officers and directors:

Name Jai P. Bhagat Rick E. Hughes Mark E. Rogers Thomas J. Busic Michael D. Marlowe David B. Latham Larry G. Townsend Donald L. Perlyn W. Glenn Hogan Timothy Pisula	Age 58 36 42 28 33 42 63 62 43 42

Positions

Executive Chairman

CEO, CFO and Director

President and Director

COO and Director

Chief Development Officer and Director

Director

Director

Director

Director

Executive Vice President, Broadband Technology

On January 11, 2005 U.S. Wireless completed the acquisition of all the issued and outstanding stock of MJS Holdings, Inc., (“MJS”), an Ohio Corporation. MJS is now a wholly owned subsidiary of U.S. Wireless. As part of this transaction, the two sole shareholders of MJS were appointed officers of U.S. Wireless. Thomas J. Busic was appointed Chief Operating Officer and Sr. Vice President, Engineering and Michael Marlowe was appointed Chief Development Officer and Sr. Vice President, Marketing. MJS consists of two divisions. The first division, Bluemile Wireless (http://www.bluemilewireless.com) provides wireless internet broadband service to an area of approximately 700 square miles including Cincinnati, Columbus, Dayton, and surrounding areas. The second division, Instant Workplace (http://www.instantworkplace.com) is an Application Service Provider (ASP) with offices in Cleveland and Columbus.

On January 17, 2005, U.S. Wireless completed the acquisition of all outstanding membership interests of United Broadband Networks, LLC (“UBN”), a Kentucky limited liability company. UBN provides business class connectivity with high capacity data connections over a fixed wireless communications network and currently delivers service to over 500 square miles in Jefferson County, Kentucky and Southern Indiana.

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

On March 3, 2005, U.S. Wireless completed the acquisition of the assets and business of Air2Lan, Inc. (“A2L”) a Delaware Corporation.  A2L provides broadband Internet access, wireless local area networks (WLAN), Wi-Fi roaming services, point-to-point connectivity, and value-added Internet services to businesses, residential complexes, hotels, and municipal governments.  A2L currently offers its services in Jackson, Mississippi; Memphis, Tennessee; Montgomery, Alabama; New Orleans and Monroe, Louisiana; and Houston, Texas.  Satellite markets include Vicksburg, Yazoo City, Greenville, Greenwood and Clarksdale in Mississippi; and West Memphis in Arkansas. A2L’s broadband solutions include VoIP, wireless video and security systems, and broadband mobility offerings.

On April 1, 2005, U.S. Wireless launched its own Voice over Internet Protocol (“VoIP”) service for small to medium sized businesses and institutions.  The Company’s soft switching platform was developed by Tekelec.  U.S. Wireless currently has switches located in Louisville, KY and Columbus, OH and has begun offering bundled services, which includes voice and data connectivity over a single wireless internet connection, in multiple markets.

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

On May 2, 2005, US Wireless entered a definitive agreement with Lightyear Network Solutions, LLC (“Lightyear”).  In exchange for preferred wholesale pricing and performance based equity participation, Lightyear will exclusively promote and sell US Wireless broadband connectivity service to its Business Class customers in US Wireless Online’s expanding network coverage area.  Under the terms of the agreement Lightyear has agreed to sell a minimum of 1,000 Business Class wireless broadband circuits during the first year of the contract, a minimum of 2,500 during the second year and a minimum of 4,000 during the third year.  Lightyear (www.lightyearcom.com) was founded in 1993 by J. Sherman Henderson, III as a national sales and marketing organization providing telecommunication services and solutions to both commercial and residential customers. In the course of normal business, Lightyear serves more than 150,000 customers nationwide generating annual revenue of over $80 million through an independent national sales force of Lightyear Agent Partners.

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

On June 9, 2005, U.S. Wireless and Aperto Networks, a leading WiMAX-class broadband wireless systems provider announced that U.S. Wireless had begun deployment of Aperto 5.8 GHz WiMAX-class PacketWave systems within its 3,000 square-mile network.

By leveraging its carrier-grade Network Operations Center (NOC) and existing wireless broadband infrastructure, U.S. Wireless Online intends to expand the geographic scope of its wireless service offerings, along with its revenue base, by providing premium broadband service options and broadband-dependent applications and services (such as VoIP, security systems and video services) through direct sales, channel sales partnerships and acquisitions within the emerging and highly fragmented wireless broadband industry. US Wireless is currently engaged in discussions with multiple potential channel sales partners and acquisition candidates.

Management believes these acquisitions will help U.S. Wireless leverage increased economies of scale and be positioned to accelerate growth organically in existing markets by expanding its wireless broadband Internet footprint. U.S. Wireless also intends to leverage its prominence in the broadband wireless industry to pursue additional strategic acquisitions.

Products

U.S. Wireless, core business is the provision of high-speed, wireless Internet access and related applications and services for businesses. During the fiscal year ended December 31, 2004 and before the subsequent acquisitions outlined above, U.S. Wireless’ services were provided to businesses in, Kentucky, Ohio, Georgia and Indiana.  As of June 30, 2005, U.S. Wireless provides services to expanded areas in Alabama, Arkansas, Kentucky, Louisiana, Ohio, Pennsylvania, Tennessee, Texas, Indiana, Mississippi and Georgia.

Spanning approximately 3,000 square miles across an eleven state region, the Company owns and operates one of the largest broadband wireless Internet networks in the nation.  The Company's carrier-grade Network Operations Center (NOC), comprehensive network architecture, and quality of service has resulted in thousands of corporate, municipal, institutional, and multi-tenant residential customers.

U.S. Wireless utilizes advanced wireless technology in the license exempt spectrum bands to provide high speed, high quality Internet connectivity to its customers. Utilization of this spectrum provides the Company with a significant cost advantage over service providers that utilize licensed spectrum. The Federal Communications Commission has allocated over 900 MHz of license exempt spectrum for broadband wireless Internet services, providing abundant bandwidth for very high capacity and interference free Internet services.  License-exempt radio frequency (RF) equipment now incorporates "smart radio" technologies which mitigate interference.  The Company also uses licensed spectrum for wireless point-to-point and backhaul links.

Along with providing broadband wireless Internet connectivity, the Company is also involved in the development and implementation of a comprehensive array of broadband Internet solutions. These solutions include voice over Internet protocol (VoIP), wireless video monitoring and security systems, local and metropolitan area mobility, virtual private networking, and network system design and installation. This comprehensive Internet solutions set provides high margin revenues, solidifies customer relationships and increases customer retention. Further, each of these solutions drives demand for the Company's core broadband wireless Internet service.

U.S. Wireless has developed and is implementing a two pronged strategic business model. First, U.S. Wireless is focused on organic growth and operating profitability in the current markets it serves. We believe the implementation of disciplined business processes will allow us to realize significant economies of scale and expense reductions resulting from our recent acquisitions.

Additionally, we expect revenue growth in each market through product launches of our Internet solutions, bundling services and solutions, implementation of vertical market sales, and further expansion of our VoIP offering and related services.

The second strategic thrust will be a continued aggressive pursuit of complimentary and accretive acquisitions. The wireless Internet service provider industry remains highly fragmented, and at current valuations, acquisitions provide an economical vehicle for growth.

Results of operations for the three month periods ended June 30, 2005 and 2004:

Revenues  for  US  Wireless  for the three-month period ended June 30, 2005 were $1,179,223 with  a  cost  of  sales  of  $450,864 resulting in a gross profit of $728,359.  Revenues  for the three-month period ended June 30, 2004 were $349,712 with  a  cost  of  sales  of  $253,738 and a resulting gross profit of $95,974. Compared to the results for the same period in 2004, during the period ended June 30, 2005 our revenue increased by 237%, cost of sales increased by 78% and resulting gross profit increased by 659%.  The increase in revenue, cost of sales and gross profit is primarily attributable to acquisitions completed in 2005.

	Revenue	Cost of Sales	Gross Profit

Q2 2005	1,179,223	450,864	728,359
Q2 2004	349,712	253,738	95,974
Increase (Decrease)	829,511	197,126	632,385

% Change	237%	78%	659%

Operating expenses and general and administrative expenses during the three-month period ended June 30, 2005 were $985,546 before depreciation and amortization (totaling $187,171 during the period) and $1,172,717 after depreciation and amortization resulting in a net operating loss of $257,177 before depreciation and amortization and $444,348 after depreciation and amortization.  Interest expense during the period was $31,898.  A net gain on settlement of debt of $276,907 was realized during period.  As a result of the foregoing, we realized a net loss of $199,349 during the three-month period ended June 30, 2005.  Operating expenses and general and administrative expenses during the three-month period ended June  30, 2004 were $347,484 resulting in a net operating loss of $251,510 including depreciation and amortization.  Interest expense during the period was $13,793. As a result of the foregoing, we realized a net loss of $265,303 during the three-month period ended June 30, 2004.  Compared to the results for the same period in 2004, during the period ended June 30, 2005 our operating and general and administrative expenses increased by 237%, interest expense increased by 131% and our net loss decreased by 25%.  The increase in operating and general and administrative charges is primarily attributable to expenses related to acquisitions completed in 2005.  A significant portion of the increase relates to depreciation and amortization charges ($187,171 during the period) and expenses related to recent acquisitions (totaling $161,441, which the Company expects to be non-recurring as operations become normalized).

	SG&A	Interest Expense	Net Loss

Q2 2005	1,172,717	31,898	199,349
Q2 2004	347,484	13,793	265,303
Increase (Decrease)	825,233	18,105	(65,954)

% Change	237%	131%	-25%

All revenues during the three-month period ended June 30, 2005 were derived from the Company’s business of providing wireless broadband connectivity solutions and related applications and services.

Results of operations for the six month periods ended June 30, 2005 and 2004:

Revenues  for US Wireless for the six-month period ended June 30, 2005 were $1,764,706 with a cost of sales of $673,324 resulting in a gross profit of $1,091,382.  Revenues  for  the six-month period ended June 30, 2004 were $726,806 with a cost of sales of $499,467 and a resulting gross profit of $227,339.

Operating expenses and general and administrative expenses during the six-month period ended June 30, 2005 were $1,605,176 before depreciation and amortization (totaling $280,446 during the period) and $1,885,622 after depreciation and amortization resulting in a net operating loss of $513,794 before depreciation and amortization and $794,240 after depreciation and amortization.  Interest  expense during this period was $53,958.  A gain on settlement of debt of $276,907 was realized during period.  As a result of the foregoing,  we realized a net loss of $571,291 during the six-month period ended June 30, 2005. Operating expenses and general and administrative expenses during the  six-month  period  ended  June 30, 2004 were $711,714 and resulted in a net operating loss for the period of  $484,375. Interest expense during the six-month period  ended  June 30, 2004 was $28,690.  As  a  result, our net loss for the six-month period was $513,065.

Liquidity and Capital Resources:

At June 30, 2005, total assets were $18,351,251. Total current assets were $1,717,672 consisting of $821,880 in cash, $794,036 in accounts receivable, $27,120 in inventory, $806 in un-deposited funds and $73,830 in prepaid expenses.  We also had property and equipment valued at $5,610,802. Other assets consisted of deposits of $135,000, $10,782,777 in goodwill and other assets valued at $105,000.  At December 31, 2004, total assets were $642,548 consisting of $195,958 in current assets, $408,501 in property and equipment and other assets of $38,089.

	Cash	Current Assets	Equipment

June 30, 2005	821,880	1,717,672	5,610,802
December 31, 2004	-	195,958	408,501
Increase (Decrease)	821,880	1,521,714	5,202,301

% Change	+1000%	777%	+1000%

Total liabilities at June 30, 2005 were $6,503,077.  Current liabilities were $2,505,809 consisting of $1,657,064 in accounts payable, $314,731 in accrued expenses, $20,567 in deferred revenue, $99,947 in short term debt and $413,500 in current portion of long  term  debt.  Other  liabilities at June 30, 2005 consisted of $150,000 in convertible debentures, a credit line balance of $100,000 and $3,747,268 in notes payable.  Total liabilities at December 31, 2004 were $2,993,136 consisting of $2,883,513 in current liabilities and $109,623 in long-term debt.

	Current Liabilities	Long Term Debt	Total Liabilities

June 30, 2005	2,505,809	3,997,268	6,503,077
December 31, 2004	2,883,513	109,623	2,993,136
Increase (Decrease)	(377,704)	3,887,645	3,509,941

% Change	-13%	+1000%	117%

On February 2, 2005, U.S. Wireless received a $3 million institutional funding commitment. U.S. Wireless has already received the first disbursement of $1.5 million. The capital is being provided through a series of convertible notes that are secured by company assets. Under the terms of the agreement two installments of $750,000 each will be paid by the purchasers; one upon filing of the mandatory registration statement as outlined in the Registration Rights Agreement dated January 28, 2005, and the balance when the registration statement is declared effective by the Commission.  U.S. Wireless has initiated discussions with the institutional investors regarding pre-payment of the notes.

Management  believes  that we have sufficient cash and anticipated accounts receivable on hand to meet our immediate operating expenses.  However, we will require additional funding to continue to expand our business and reduce our liabilities.  We propose to fund these capital needs via the sale of common stock.   However, we cannot guarantee that we will generate sufficient proceeds on acceptable terms to meet our capital needs.  If we require additional capital, we may seek advances from officers or shareholders,  or  explore  other  debt  financing  strategies.

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

Although no legal proceedings have been instituted and we do not anticipate any, U.S. Wireless is in the process of settling a number of old accounts payable incurred during prior management’s tenure.

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

On January 3, 2005, U.S. Wireless converted $140,000 of debt into 1,625,000 shares of restricted common stock.  The shares were issued to two accredited investors for cancellation of the debt.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

On January 3, 2005, U.S. Wireless issued 950,000 shares for services valued at 66,500.  The shares were issued to one investor for consulting services rendered.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

On January 11, 2005, in an arms length transaction not involving any affiliates or related parties, U.S. Wireless completed the acquisition of all the issued and outstanding stock of MJS Holdings, Inc., (“MJS”), an Ohio Corporation, in exchange for 6,110,906 restricted shares of U.S. Wireless restricted common stock, par value $0.001 per share. U.S.Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction and no commissions were paid.

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

On March 1, 2005, U.S.Wireless converted $159,657 of debt into 11,914,727 shares of restricted common stock.  The conversion price for the shares was set on November 17, 2004.  The shares were issued to three accredited investors for cancellation of the debt.  U.S.Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

On April 15, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of VoIPWorks, LLC, (“VPW”) an Ohio limited liability company, as a wholly-owned subsidiary in exchange for $10,000 cash plus restricted shares of US Wireless common stock, par value $0.001 per share, in an amount of shares equal to $80,000.  Pursuant to this agreement the Company issued 400,000 shares of restricted common stock.  The shares were issued to two accredited investors.  U.S.Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

On April 26, 2005, U.S. Wireless converted $21,080 of accounts payable into 124,000 shares of restricted common stock.  The shares were issued to two investors for cancellation of the debt.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

On April 29, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of all the assets of Verge Wireless Networks, Inc., a Louisiana corporation (“Verge”).  Verge assets include all tangible property, prepaid items, warranties, books, records and supplier information, customer lists and files, contracts, leases and various other assets.  The purchase price, as determined by management, for the Verge assets was a total of $560,000 with $40,000 payable upon closing, $40,000 payable via a 12 month promissory note and $480,000 payable in restricted common stock of US Wireless at an average closing price of the five trading days immediately prior to the closing date of this transaction but not less than $0.17 per share or greater than $0.30 per share. As a condition of payment, fifty percent of the US Wireless shares must be held for a minimum of 12 months from the date of issuance and the balance must be held for a minimum of 24 months from the date of issuance.   Pursuant to this agreement the Company issued 2,637,363 shares of restricted common stock.  The shares were issued to two accredited investors.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

On May 9, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of iSkywire, LLC, and its related entities including iSkywire, Jeffersontown, Kentucky I, LLC; iSkywire, New Albany, Indiana I, LLC; iSkywire, Charlestown, Indiana I, LLC, (collectively “iSkywire”).  The Company acquired all of the membership interests of iSkywire in exchange for that amount of shares of US Wireless common stock equal to $200,000. 1,000,003 shares were issued in the exchange.  As a condition of payment, fifty percent of the shares must be held for a minimum of 12 months from the date of issuance and the balance must be held for a minimum of 24 months from the date of issuance.   In addition, the Company executed a promissory note in the amount of $70,000 and paid cash at closing of $30,000. The term of the Promissory Note is eighteen (18) months and is to be paid in equal monthly installments.  The first payment will be due at Closing and the subsequent payments will be due on the 1st of every  calendar month.  Pursuant to this agreement the Company issued 1,000,000 shares of restricted common stock.  The shares were issued to two accredited investors.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

On May 15, 2005, U.S. Wireless converted $10,000 of accounts payable into 50,000 shares of restricted common stock.  The shares were issued to four investors for cancellation of the debt.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

During the six month period ending June 30, 2005, US Wireless sold a total of 15,535,949 restricted shares of common stock for a total of $1,887,599.  The shares were issued to accredited investors only. U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act to effect the transaction.  No commissions were paid.

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibit #

Title

Location

Exhibit 31

Certification of Chief Executive Officer and Chief Financial

Attached

Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 32

Certification of Chief Executive Officer and Chief Financial

Attached

Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002*

*The Exhibit attached to this Form shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

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

Date: August 15, 2005

/s/ Rick E. Hughes

Rick E. Hughes

President, CEO and CFO