Form 10QSB
period 2005-09-30
US WIRELESS ONLINE INC
filed 2005-11-15
CIK 1135264

11/08/2005">

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of September 30, 2005 was 93,054,870 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):

Yes [  ] No [X]

FORM 10Q-SB

U.S. WIRELESS ONLINE, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets (Assets) –September 30, 2005 (Unaudited)

Consolidated Balance Sheets (Liabilities and Stockholders’ Equity) – September 30, 2005 (Unaudited)

Consolidated Statements of Operations (Unaudited) - Three months ended September 30, 2005 and September 30, 2004 and nine months ended September 30, 2005 and September 30, 2004.

Consolidated Statements of Cash Flows (Unaudited) - Nine months ended September 30, 2005 and September 30, 2004

Notes to financial statements (Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.  Controls and Procedures

		3 4 5 6 7 9 11 18
PART II.	Other Information Item 1. Legal Proceedings Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	18 18 19 22
	Signatures	23

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

U.S. Wireless Online, Inc.

Consolidated Balance Sheets

ASSETS

September 30,
2005
(unaudited)
Current Assets
Cash	$ 523,347
Accounts Receivable	1,316,822
Other Receivable	122,290
Inventory	110,209
Undeposited Funds	6,910
Prepaid Expenses	198,578

Total Current Assets	2,278,156

Property & Equipment (Net)	6,052,478

Other Assets
Deposits	130,397
Other Assets	156,004
Goodwill	14,283,233

Total Other Assets	14,569,634

Total Assets	$ 22,900,268

The accompanying notes are an integral part of these financial statements.

U.S. Wireless Online, Inc.

Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS EQUITY

September 30,
2005
(unaudited)
Current Liabilities
Accounts Payable	1,444,365
Accrued Expenses	289,346
Deferred Revenue	20,567
Short Term Debt	418,354
Current Portion of Long term debt	494,750

Total Current Liabilities	2,667,383

Long-Term Debt
Convertible Debentures	-
Credit Line	144,538
Notes Payable	5,161,718
Current Portion of Long Term Debt	(494,750)

Total Long Term Debt	4,811,507

Total Liabilities	7,478,890

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares, $.001
Par Value, Issued and Outstanding 93,054,870 shares	93,055
Preferred Stock, Authorized 5,000,000 Shares, $.001	5,000
Par Value, Issued and Outstanding 5,000,000 shares
Additional Paid in Capital	22,709,688
Retained Earnings (Deficit)	(7,386,365)

Total Stockholders' Equity	15,421,378

Total Liabilities and Stockholders' Equity	$ 22,900,268

The accompanying notes are an integral part of these financial statements.

U.S. Wireless Online, Inc.

Consolidated Statement of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	1,433,385	248,714	3,198,091	975,520

Cost of Sales	550,978	161,017	1,224,302	660,484

Gross Profit (Loss)	882,407	87,697	1,973,789	315,036

Operating Expenses
General & Administrative	1,414,608	251,334	3,300,230	963,048

Total Operating Expenses	1,414,608	251,334	3,300,230	963,048

Net Operating Income (Loss)	(532,201)	(163,637)	(1,326,441)	(648,012)

Other Income(Expense)
Gain on Settlement of Debt	411,635	-	688,542	-
Interest Expense	(44,986)	(14,300)	(98,944)	(42,990)

Total Other Income(Expense)	366,648	(14,300)	589,598	(42,990)

Net Income (Loss)	$ (165,552)	$ (177,937)	$ (736,843)	$ (691,002)

Net Income (Loss) Per Share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.04)

Weighted Average Common
Shares Outstanding	78,392,886	17,390,568	69,447,563	16,120,727

The accompanying notes are an integral part of these financial statements.

U.S. Wireless Online, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$ (736,843)	$ (691,002)
Adjustments to Reconcile Net Loss to Net Cash
(Gain) Loss on Settlement of Debt:	(688,542)	-
Provided by Operations:
Depreciation & Amortization	461,617	287,378
Change in Assets and Liabilities
Gain on Sale of Equipment	-	(42,000)
Increase (Decrease) in Bank Overdraft	(16,820)	(28,438)
(Increase) Decrease in Accounts Receivable	(1,180,864)	71,783
(Increase) Decrease in Deferred Revenue	(15,612)	1,731
(Increase) Decrease in Deposits and Prepaid Expenses	(302,886)	(19,294)
Increase (Decrease) in Accounts Payable/Accrued Expenses	391,950	148,695

Net Cash Provided(Used) by Operating Activities	(2,088,000)	(271,147)

CASH FLOWS FROM INVESTING ACTIVITIES:

Sale of Property and Equipment	-	77,159
Purchases of Property and Equipment	(941,704)	(31,264)

Net Cash Provided (Used) by Investing Activities	(941,704)	45,895

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment on Long Term Debt	(2,355,877)	(68,792)
Proceeds from Long Term Debt	3,549,163	318,248
Proceeds from Stock Issuances	2,359,765	-

Net Cash Provided(Used) by Financing Activities	3,553,052	249,456

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	523,347	24,204

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 523,347	$ 24,204

The accompanying notes are an integral part of these financial statements.

 U.S. Wireless Online, Inc.

Notes to the Consolidated Financial Statements

September 30, 2005

GENERAL

U.S. Wireless Online, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2005 since there have been no material changes (other than indicated in other footnotes below) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

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

ACQUISITIONS

The Company completed four acquisitions during the three months ended March 31, 2005, three acquisitions during the three months ended June 30, 2005 and two acquisitions during the three months ended September 30, 2005.  The acquisitions and transaction values are summarized below and described in more detail in the Company’s periodic reports filed on Form 8-K during period.

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

On August 22, 2005, in an arms length transaction not involving any affiliates or related parties, US Wireless Online, Inc. completed the acquisition of all the assets of DHR Technologies, Inc., d/b/a Skyline Broadband (“Skyline”).  Skyline assets include assets include wireless communication assets, all tangible property, prepaid items, warranties, books, records and supplier information, customer lists and files, contracts, leases and various other assets.  The purchase price, as determined by the Company’s management, for the Skyline assets was as follows:  Payment Structure:  A $250,000 Promissory Note to be paid over twelve equal monthly installments beginning on the closing date; $1,723,618.00 to be paid in common stock of $0.17 per share (the “Shares”).  50% of the Shares must be held for a minimum of 12 months from the date of issuance, subject thereafter only to limitations set forth in Rule 144, and 50% of the Shares must be held for a minimum of 24 months from the date of issuance.  Additional transaction details are provided on Form 8-K filed by the Company on August 24, 2005.

On August 26, 2005, in an arms length transaction not involving any affiliates or related parties, US Wireless Online, Inc. completed the acquisition of all the assets of IP Outlet, Inc. (“IP Outlet”).  IP Outlet assets include assets include wireless communication assets, all tangible property, prepaid items, warranties, books, records and supplier information, customer lists and files, contracts, leases and various other assets.  The purchase price, as determined by the Company’s management, for the IP Outlet assets was as follows:  Payment Structure:   $1,270,400.00 to be paid in common stock of $0.25 per share (the “Shares”).  50% of the Shares must be held for a minimum of 12 months from the date of issuance, subject thereafter only to limitations set forth in Rule 144, and 50% of the Shares must be held for a minimum of 24 months from the date of issuance.

					Total	Cash	Notes	Debts	Total
	Shares		Closing	Stock	Stock	Paid at	Issued at	Paid at	Value
Company Name	Issued	Type	Date	Price ($)	Value ($)	Closing ($)	Closing ($)	Closing ($)	($)

MJS Holdings	6,111,906	Common	10-Jan-05	0.21	1,283,500		916,636		2,200,136

United Broadband Networks	2,266,667	Common	17-Jan-05	0.22	498,667		63,000		561,667

YYWireless1.NET	1,527,759	Common	1-Feb-05	0.29	443,050	34,080	22,760	175,503	675,393

Air2Lan	5,000,000	Preferred	2-Mar-05	0.19	9,500,000				9,500,000

VoIP Works	400,000	Common	15-Apr-05	0.20	80,000	10,000			90,000

Verge Wireless	2,637,363	Common	29-Apr-05	0.175	461,539	40,000	40,000		560,000

Iskywire	1,000,003	Common	15-May-05	0.20	200,000	30,000	70,000		300,000

Skyline Broadband	10,138,929	Common	22-Aug-05	0.17	1,723,618		250,000		1,973,618

IP Outlet	5,081,600	Common	26-Aug-05	0.25	1,270,400				1,270,400

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

On August 22, 2005, U.S. Wireless converted $296,382 of debt into 1,743,422 shares of restricted common stock.  The shares were issued to two investors for cancellation of the debt.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

On September 16, 2005, U.S. Wireless converted $52,251 of accounts payable into 307,361 shares of restricted common stock.  The shares were issued to two investors.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

During the nine month period ending September 30, 2005, US Wireless sold a total of 20,257,613 restricted shares of common stock for a total of $2,359,765.  The shares were issued to accredited investors only. U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act to effect the transaction.  No commissions were paid.

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

In 2005, as a result of the Company’s growth and recent acquisitions, US Wireless expanded its management team to include the following new officers and directors:

Name Rick E. Hughes Jack B. Dulworth Thomas J. Busic Michael D. Marlowe David B. Latham Jai P. Bhagat

Larry G. Townsend Donald L. Perlyn W. Glenn Hogan Timothy Pisula	Age 36 42 28 33 42 58 63 62 43 42

Positions

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

On August 22, 2005, U.S. Wireless completed the acquisition of all the assets of DHR Technologies, Inc., d/b/a Skyline Broadband (“Skyline”).  Founded in 2000 and headquartered in Fort Myers, FL, Skyline Broadband (website: www.slbb.com) has recently purchased several competitors and created one of the largest independent Internet Service Provider Networks in Southwest Florida. The company offers a variety of broadband Internet options as well as web-hosting and network security services. Skyline currently has approximately 600 commercial and SOHO wireless broadband customers representing approximately 4,400 users, over 10,000 hosted domains and approximately 2,000 non-wireless Internet access customers.

On August 26, 2005, U.S. Wireless acquired all of the assets of IPOutlet.  Located in Columbus, Ohio, IPOutlet's data center encompasses 26,000 square feet. The facility serves as a primary location, disaster recovery site, and secondary location for its many corporate customers. Access to the facility is available via key card and PIN security systems 24/7/365, with all entry and exit points monitored via closed circuit television.

The facility is equipped with state-of-the-art environmental and power resources, including thirteen 20-Ton HVAC units configured for N+1 redundancy, 3,000 amps of AC power, true online Uninterruptible Power Supply (UPS), Transient Voltage Surge Protection (TVSS) and a one megawatt standby generator capable of seven days run time on current load without refueling.  IPOutlet offers co-location services, high-capacity broadband connectivity, IP traffic engineering, security services, infrastructure management services, web hosting, disaster recovery services, Virtual Private Networking (VPN) and other customized business solutions.

Management believes these acquisitions will help U.S. Wireless achieve increased economies of scale and be positioned to accelerate growth organically in existing markets by expanding its wireless broadband Internet footprint. U.S. Wireless also intends to leverage its prominence in the broadband wireless industry to pursue additional strategic acquisitions.

By leveraging its carrier-grade Network Operations Centers and existing wireless broadband network infrastructure, U.S. Wireless Online intends to expand the geographic scope of its wireless service offerings, along with its revenue base, by providing premium broadband service options and broadband-dependent applications and services (such as VoIP, security systems and video services) through direct sales, channel sales partnerships and acquisitions within the emerging and highly fragmented wireless broadband industry. US Wireless is currently engaged in discussions with multiple potential channel sales partners and acquisition candidates.

Products

U.S. Wireless, core business is the provision of high-speed, wireless Internet access and related applications and services for businesses. During the fiscal year ended December 31, 2004 and before the subsequent acquisitions outlined above, U.S. Wireless’ services were provided to businesses in, Kentucky, Ohio, Georgia and Indiana.  As of September 30, 2005, U.S. Wireless provides services to expanded areas in Alabama, Arkansas, Kentucky, Louisiana, Ohio, Pennsylvania, Tennessee, Texas, Indiana, Mississippi and Georgia.

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

Results of operations for the three month periods ended September 30, 2005 and 2004:

Revenues  for  US  Wireless  for the three-month period ended September 30, 2005 were $1,433,385 with  a  cost  of  sales  of  $550,978 resulting in a gross profit of $882,407.  Revenues for the three-month period ended September 30, 2004 were $248,714 with a cost of sales of $161,017 and a resulting gross profit of $87,697. Compared to the results for the same period in 2004, during the period ended September 30, 2005 our revenue increased by 476%, cost of sales increased by 242% and resulting gross profit increased by 906%.  The increase in revenue, cost of sales and gross profit is primarily attributable to acquisitions completed in 2005.

	Revenue	COGS	Gross Profit

Q3 2005	1,433,385	550,978	882,407
Q3 2004	248,714	161,017	87,697
Increase (Decrease)	1,184,671	389,961	794,710

% Change	476%	242%	906%

Operating expenses and general and administrative expenses during the three-month period ended September 30, 2005 were $1,233,437 before depreciation and amortization (totaling $181,171 during the period) and $1,414,608 after depreciation and amortization resulting in a net operating loss of $351,030 before depreciation and amortization and $532,201 after depreciation and amortization.  Interest expense during the period was $44,986.  A net gain on settlement of debt of $411,635 was realized during period.  As a result of the foregoing, we realized a net loss of $165,552 during the three-month period ended September 30, 2005.  Operating expenses and general and administrative expenses during the three-month period ended September 30, 2004 were $ 251,334 resulting in a net operating loss of $163,637 including depreciation and amortization.  Interest expense during the period was $14,300. As a result of the foregoing, we realized a net loss of $177,937 during the three-month period ended September 30, 2004.  Compared to the results for the same period in 2004, during the period ended September 30, 2005 our operating and general and administrative expenses increased by 463%, interest expense increased by 215% and our net loss decreased by 7%.  The increase in operating and general and administrative charges is primarily attributable to expenses related to acquisitions completed in 2005.

	SG&A	Interest Expense	Net Loss

Q3 2005	1,414,608	44,986	165,552
Q3 2004	251,334	14,300	177,937
Increase (Decrease)	1,163,274	30,686	(12,385)

% Change	463%	215%	-7%

All revenues during the three-month period ended September 30, 2005 were derived from the Company’s business of providing wireless broadband connectivity solutions and related applications and services.

Results of operations for the nine month periods ended September 30, 2005 and 2004:

Revenues for US Wireless for the nine-month period ended September 30, 2005 were $3,198,091 with a cost of sales of $1,224,302 resulting in a gross profit of $1,973,789.  Revenues for the nine-month period ended September 30, 2004 were $975,520 with a cost of sales of $660,484 and a resulting gross profit of $315,036.

Operating expenses and general and administrative expenses during the nine-month period ended September 30, 2005 were $2,838,613 before depreciation and amortization (totaling $461,617 during the period) and $3,300,230 after depreciation and amortization resulting in a net operating loss of $864,824 before depreciation and amortization and $1,326,441 after depreciation and amortization.  Interest expense during this period was $98,994.  A gain on settlement of debt of $688,542 was realized during period.  As a result of the foregoing, we realized a net loss of $736,843 during the nine-month period ended September 30, 2005. Operating expenses and general and administrative expenses during the nine-month period ended September 30, 2004 were $963,048 and resulted in a net operating loss for the period of $648,012. Interest expense during the nine-month period ended September 30, 2004 was $42,990.  As a result, our net loss for the nine-month period was $691,002.

Liquidity and Capital Resources:

At September 30, 2005, total assets were $22,900,268. Total current assets were $2,278,156 consisting of $523,347 in cash, $1,316,822 in accounts receivable, $110,209 in inventory, $6,910 in un-deposited funds, $198,578 in prepaid expenses and $122,290 in other receivables.  We also had property and equipment valued at $6,052,478. Other assets consisted of deposits of $130,397, $14,283,223 in goodwill and other assets of $156,004.  At December 31, 2004, total assets were $642,548 consisting of $195,958 in current assets, $408,501 in property and equipment and other assets  of $38,089.

Total liabilities at September 30, 2005 were $7,478,890.  Current liabilities were $2,667,383 consisting of $1,444,365 in accounts payable, $289,346 in accrued expenses, $20,567 in deferred revenue, $418,354 in short term debt and $494,750 in current portion of long term debt.  Other liabilities at September 30, 2005 consisted of credit lines balance of $144,538 and $4,666,968 in notes payable.  Total liabilities at December 31, 2004 were $2,993,136 consisting of $2,883,513 in current liabilities and $109,623 in long-term debt.

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

Beginning in the fourth quarter of 2004, management began attempting to contact and negotiate settlements with numerous vendors and other debt holders.  These liabilities were incurred prior to the appointment of the current management team and several involve balances that are disputed by the Company.  The settlement of these liabilities is an ongoing process that has been expanded to include certain liabilities incurred by Air2Lan, Inc.  These liabilities are reflected in the Company’s financial statements and, as they are discounted and/or written off, result in Other Income recorded on the Company’s Statement of Operations as a Gain on Settlement of Debt.  As a result of this process, certain creditors have filed lawsuits against U.S. Wireless for amounts that are strongly disputed by the Company.  To date these suits have been settled out of court.  U.S. Wireless intends to continue to vigorously defend itself in such actions and anticipates that it will either settle the litigation or prevail in court.

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

On August 22, 2005, in an arms length transaction not involving any affiliates or related parties, US Wireless Online, Inc. completed the acquisition of all the assets of DHR Technologies, Inc., d/b/a Skyline Broadband (“Skyline”).  Skyline assets include assets include wireless communication assets, all tangible property, prepaid items, warranties, books, records and supplier information, customer lists and files, contracts, leases and various other assets.  The purchase price, as determined by the Company’s management, for the Skyline assets was as follows:  Payment Structure:  A $250,000 Promissory Note to be paid over twelve equal monthly installments beginning on the closing date; $1,723,618.00 to be paid in common stock of $0.17 per share (the “Shares”).  50% of the Shares must be held for a minimum of 12 months from the date of issuance, subject thereafter only to limitations set forth in Rule 144, and 50% of the Shares must be held for a minimum of 24 months from the date of issuance.  10,138,929 shares of restricted common stock were issued in the transaction.  There were no commissions paid.

On August 26, 2005, in an arms length transaction not involving any affiliates or related parties, US Wireless Online, Inc. completed the acquisition of all the assets of IP Outlet, Inc. (“IP Outlet”).  IP Outlet assets include assets include wireless communication assets, all tangible property, prepaid items, warranties, books, records and supplier information, customer lists and files, contracts, leases and various other assets.  The purchase price, as determined by the Company’s management, for the IP Outlet assets was as follows:  Payment Structure:   $1,270,400.00 to be paid in common stock of $0.25 per share (the “Shares”).  50% of the Shares must be held for a minimum of 12 months from the date of issuance, subject thereafter only to limitations set forth in Rule 144, and 50% of the Shares must be held for a minimum of 24 months from the date of issuance.  5,081,600 shares of restricted common stock were issued in the transaction.  There were no commissions paid.

On August 22, 2005, U.S. Wireless converted $296,382 of debt into 1,743,422 shares of restricted common stock.  The shares were issued to two investors for cancellation of the debt.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

On September 16, 2005, U.S. Wireless converted $52,251 of accounts payable into 307,361 shares of restricted common stock.  The shares were issued to two investors.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

During the nine month period ending September 30, 2005, US Wireless sold a total of 20,257,613 restricted shares of common stock for a total of $2,359,765.  The shares were issued to accredited investors only. U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act to effect the transaction.  No commissions were paid.

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

Form

Date

Description

8-K

August 24, 2005

Item 2.01  Completion of Acquisition or Disposition of Assets

Item 5.02  Departure of Directors or Principal Officers

Item 9.01  Financial Statements and Exhibits

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US WIRELESS ONLINE, INC.

Date: November 14, 2005

/s/ Rick E. Hughes

Rick E. Hughes

CEO and CFO