Form 10KSB
period 2005-12-31
US WIRELESS ONLINE INC
filed 2006-11-29
CIK 1135264

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response.1646
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number: 333-61424

U.S. Wireless Online, Inc.

(Name of small business issuer in its charter)

 Nevada      82-0505220

(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer Identification No.)

9300 Shelbyville Rd., Suite 502, Louisville, KY

      40222

(Address of principal executive offices)     (Zip Code)

Issuer’s telephone number 502-213-3700

Securities registered under Section 12(b) of the Exchange Act:

Title of each class

 Name of each exchange on which registered

None

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☐   No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year: $3,504,611

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of November 16, 2006, the aggregate market value was $1,734,509

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   As of November 16, 2006, there were 104,991,733 shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

PART I

Item 1.

Description of Business.

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

The Company completed nine business acquisitions during 2005, as described below.  Together these acquisitions will help U.S. Wireless leverage increased economies of scale and be positioned to accelerate growth organically in existing markets by expanding its wireless broadband Internet footprint. U.S. Wireless also intends to leverage its prominence in the broadband wireless industry to pursue additional strategic acquisitions.

The Company and its subsidiaries provide wireless internet, email and communications services to businesses.  The Company provides these services to Customers in the United States of America.

MJS Holdings, Inc.

On January 11, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of all the issued and outstanding stock of MJS Holdings, Inc., (“MJS”), an Ohio Corporation, in exchange for 6,110,906 restricted shares of the Company’s restricted common stock, par value $0.001 per share, valued at $1,283,500, and promissory notes in the amount of $916,636.

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

Subsequent to the date of this report, on January 1, 2006, the Company entered into an agreement with the former shareholders of its subsidiary, MJS Holdings, Inc., to rescind the business acquisition consummated in 2005 effective January 1, 2006.  In connection therewith, on June 16, 2006, the Company executed a memo of understanding providing for the sale of substantially all of the assets of MJS, including, inventories, equipment, receivables and contract rights to the former owners for a promissory note payable to the Company in the amount of $250,000.  In addition all shares of capital stock of MJS are to be returned to the former owners and, correspondingly, all shares of capital stock of U.S. Wireless held by MJS’s former owners are to be returned to the Company.  A note payable by MJS to the Company in that amount is to be executed providing for payment beginning on the first day of the 13th month of the note date amortized monthly over the next five years.  The note will be interest free for the first twelve months and bear interest at 5% per annum thereafter.  This agreement is contingent upon the Company entering into a similar rescission agreement with the former owners of IP Outlet.

United Broadband Networks, LLC

On January 17, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of all outstanding membership interests of United Broadband Networks, LLC (“UBN”), a Kentucky limited liability company, in exchange for 2,266,667 restricted shares of the Company’s restricted common stock, par value $0.001 per share, valued at $498,667 and a promissory note in the amount of $63,000.

UBN provides business class connectivity with high capacity data connections over a fixed wireless communications network and currently delivers service to over 500 square miles in Jefferson County, Kentucky and Southern Indiana.

YYireless1.NET, LLC

On February 1, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the asset acquisition of Yireless1.NET, LLC, (“YYireless1”) a Pennsylvania limited liability company (“YY1”), in exchange for 1,527,759 restricted shares of the Company’s restricted common stock, par value $0.001 per share, valued at $505,176, along with a demand promissory note in the amount of $22,760 without interest, cash in the amount of $34,080. On November 11, 2005 an additional 110,079 restricted shares of the Company’s restricted common stock, valued at $62,126, were issued to complete the requirements of the purchase agreement.

YY1 operates a state-of-the-art wireless broadband network in and around the Pittsburgh metropolitan area using three radio spectrums -- 900 MHz & 2.4 GHz for suburban applications and 5.3-5.8 GHz for high-density, commercial applications. Additionally, U.S.Wireless offers customer-engineered bandwidth and Metropolitan Area Network (MAN) solutions from 256 Kbps to 500 Mbps.

Air2Lan, Inc.

On March 2, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of the assets and business of Air2Lan, Inc. (“A2L”) a Delaware Corporation, in exchange for 5,000,000 restricted shares of the Company’s Class A Preferred Stock, par value $0.001 per share, valued at $9,500,000.  The Class A Preferred Stock has 10 votes per share and has 10 to one conversion rights for shares of restricted common stock of the Company.

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

VoIPWorks, LLC

On April 15, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of VoIPWorks, LLC, (“VPW”) an Ohio limited liability company, as a wholly-owned subsidiary in exchange for $10,000 cash plus 400,000 restricted shares of US Wireless common stock, par value $0.001 per share, valued at $80,000.

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

In connection with the above rescission of the MJS Holdings, Inc. agreement, and subsequent to the date of this report, the Company has discontinued its interest in VOIP Works and returned the entity to its former owners in exchange for the shares issued in the acquisition transaction.

Verge Wireless Networks, Inc.

On April 29, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of all the assets of Verge Wireless Networks, Inc., a Louisiana corporation, in exchange for 2,637,363 restricted shares of U.S. Wireless common stock, par value $0.001 per share, valued at $461,539, along with a $40,000 12 month promissory note and $40,000 cash. As a condition of payment, fifty percent of the US Wireless shares must be held for a minimum of 12 months from the date of issuance and the balance must be held for a minimum of 24 months from the date of issuance.

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

iSkywire, LLC and Related Entities

On May 9, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of iSkywire, LLC, and its related entities including iSkywire, Jeffersontown, Kentucky I, LLC; iSkywire, New Albany, Indiana I, LLC; iSkywire, Charlestown, Indiana I, LLC, (collectively “iSkywire”).  The Company acquired all of the membership interests of iSkywire in exchange for 1,000,003 restricted shares of U.S. Wireless common stock, par value $0.001 per share, valued at $200,000, along with a $40,000 18 month promissory note, and $30,000 cash.  As a condition of payment, fifty percent of the shares must be held for a minimum of 12 months from the date of issuance and the balance must be held for a minimum of 24 months from the date of issuance.

iSkywire is a wireless broadband internet company that owns and operates state-of-the-art broadband wireless networks in Louisville, KY and southern Indiana and has provided cost-effective, reliable high-speed internet access to commercial customers since January 2002.

DHR Technologies, Inc.

On August 22, 2005, in an arms length transaction not involving any affiliates or related parties, US Wireless Online, Inc. completed the acquisition of all the assets of DHR Technologies, Inc., d/b/a Skyline Broadband (“Skyline”), in exchange for 10,138,929 restricted shares of U.S. Wireless common stock, par value $0.001 per share, valued at $1,723,618, along with a $230,000 12 month promissory note and $40,000 cash.  As a condition of payment 50% of the Shares must be held for a minimum of 12 months from the date of issuance, subject thereafter only to limitations set forth in Rule 144, and 50% of the Shares must be held for a minimum of 24 months from the date of issuance.

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

IP Outlet, Inc.

On August 26, 2005, in an arms length transaction not involving any affiliates or related parties, US Wireless Online, Inc. completed the acquisition of all the assets of IP Outlet, Inc. (“IP Outlet”).  in exchange for 5,081,600 restricted shares of U.S. Wireless common stock, par value $0.001 per share, valued at $1,270,400.  As a condition of payment 50% of the Shares must be held for a minimum of 12 months from the date of issuance, subject thereafter only to limitations set forth in Rule 144, and 50% of the Shares must be held for a minimum of 24 months from the date of issuance.

Headquartered in Columbus, OH, IP Outlet is a data center company providing hosting and collocation services to enterprise and other carrier customers.

The Company is confident that a rescission agreement similar to that with MJS will be entered into with the former owners of IP Outlet.

Products and Services

U.S. Wireless, core service is high-speed, wireless Internet access for business. U.S. Wireless’ services are provided to businesses in, Kentucky, Ohio, Georgia, Indiana, Alabama, Arkansas, Kentucky, Louisiana, Ohio, Pennsylvania, Tennessee, Texas, Indiana, Mississippi and Georgia.

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

Item 2. Description of Property

U.S. Wireless is headquartered in Louisville, Kentucky at 9300 Shelbyville Road, Suite 502. The national Network Operations Center (NOC) is located adjacent to the management offices.

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

Item 3. Legal Proceedings

On July 2, 2003, Enterasys Networks, Inc. filed a complaint against U.S. Wireless in the United States District Court for the Western District of Kentucky, Louisville Division.  The case is Enterasys Networks, Inc. v. U.S. Wireless Online, Inc., Civil Action No. 3:03CV-405-H.  Enterasys is seeking $181,844.40 plus interest at 8% from November 30, 2001, along with court costs and attorney’s fees.  The claim arises from a dispute concerning a convertible note payable.  In September of 2003, U.S. Wireless filed an answer and counterclaim, denying all allegations and seeking damages.  Enterasys has filed a motion to dismiss the U.S. Wireless counterclaim.  The dispute has not been resolved. U.S. Wireless intends to continue vigorously defending itself in this action and anticipates that it will either settle the litigation or prevail in court.  Subsequent to the date of this report, the Company entered a settlement agreement with Enterasys Networks, Inc. whereby the Company will pay $2,500 per month for 32 months for a total of $80,000.

In the fourth quarter of 2005, three “non-material” lawsuits were filed against the Company representing two tower management companies and one equipment installation firm resulting from certain amounts invoiced that are strongly disputed by the Company.  Collectively these suits seek less than $100,000 in damages.  We are in the process of negotiating a settlement of each of these cases.  U.S. Wireless intends to continue to vigorously defending itself in these actions and anticipates that it will either settle the litigation or prevail in court.

The Company filed a suit in the United States District Court, Western District of Kentucky, Louisville Division on December 30, 2005, against Thomas J. Busic and Michael D. Marlowe.  The Complaint alleges breach of contract, breach of fiduciary duties and unlawful business practices, defamation, tortuous interference and injunctive relief, violation of the Computer Fraud and Abuse Act, unlawful access to stored communications in violation of 18 U.S.C. §2701, and civil actions under Kentucky Unlawful Access to a Computer Statute and violation of Kentucky Trade Secret Statute.  The Company seeks an order from the court declaring breach of contract, an award of actual and punitive damages and an order restraining and enjoining Defendants from their unlawful activities.

On or about December 30, 2005, a complaint was filed against the Company and its President, Rick Hughes by MJS Holdings, Inc., Thomas J. Busic, Jr. and Michael D. Marlowe in the Common Please Court of Franklin County, Ohio.  The Complaint alleges breach of contract, breach of fiduciary duty, fraud in the inducement, and negligent misrepresentation in the inducement.  All allegations are in regard to the Acquisition Agreement of January 1, 2005 between the parties and related contracts.  The Plaintiffs request an order that the Acquisition Agreement is void and asks for an award of an amount not less than $25,000 along with attorney fees, prejudgment interest and costs.

Both parties agreed immediately to stay the advancement of the suits to negotiate a settlement.  Subsequent to the date of this report, on January 1, 2006, the Company entered into an agreement with the former shareholders of its subsidiary, MJS Holdings, Inc., to rescind the business acquisition consummated in 2005 effective January 1, 2006.  In connection therewith, on June 16, 2006, the Company executed a memo of understanding providing for the sale of substantially all of the assets of MJS, including, inventories, equipment, receivables and contract rights to the former owners for a promissory note payable to the Company in the amount of $250,000.  In addition all shares of capital stock of MJS are to be returned to the former owners and, correspondingly, all shares of capital stock of U.S. Wireless held by MJS’s former owners are to be returned to the Company.  A note payable by MJS to the Company in that amount is to be executed providing for payment beginning on the first day of the 13th month of the note date amortized monthly over the next five years.  The note will be interest free for the first twelve months and bear interest at 5% per annum thereafter.

Subsequent to the date of this report, on or about March 2, 2006, PNC Bank filed a complaint against the Company in Jefferson Circuit Court, Division Three with Judge Lisabeth Hughes Abramson, Case No. 06-CI-06043.  The complaint was for a total of $28,044.60 for unpaid rent and expenses.  The parties entered into an Agreed Judgment in the principal amount of $12,417.94 and interest on that amount at the rate of 1 ½% per month from April 2, 1006 until paid along with attorney fees and court costs of approximately $2,800.  PNC then filed a motion to enforce the Agreed Judgment asking for additional damages.  The Company filed a motion for leave to file a late answer with the Court which was granted by the Court.  The matter is now scheduled to be heard regarding the issue of damages on December 5, 2006.

Item 4.  Submission of Matters to a Vote of Securities Holders

During the period of this report, the Company approved to amend and restate its articles of incorporation pursuant to written consent of a majority of the Company’s shareholders.  The amended and restated articles of incorporation  included an increase of capitalization to 300,000,000 shares of common stock and 20,000,000 share of preferred stock, both with $.001 par value.

The stockholders holding shares representing 50.67% of the votes entitled to be cast at a meeting of the Company’s stockholders consented in writing to the proposed actions.  The Company’s Board of Directors and a majority of the shareholders approved these actions in May 2006.  The amended and restated articles of incorporation took effect November 7, 2006.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Our common stock is listed on the Pink Sheets, under the symbol “UWRL.”   At December 31, 2005, there were approximately 201 shareholders of record holding shares of common stock.

       Closing Bid

        Closing Ask

High

Low

High

Low

2004

January 2 through March 31

1.11

.80

1.25

1

April 1 through June 30

.70

.24

.83

.28

July 1 through September 30

.21

.05

.35

.06

October 1 through December 31

.165

.027

.20

.04

2005

January 3 through March 31

.44

.65

.49

.10

April 1 through June 30

.23

.145

.25

.155

July 1 through September 30

.44

.17

.47

.18

October 3 through December 30

.32

.15

.35

.16

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

During 2004, U.S. Wireless issued 10,285,714 shares of common stock to settle $230,500 of notes payable and accrued interest. The shares were issued in a private transaction without registration in reliance of the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid on the transactions.

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

On January 3, 2005, U.S. Wireless issued 950,000 shares for services valued at $66,500.  The shares were issued to one investor for consulting services rendered.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

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

On April 15, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of VoIPWorks, LLC, (“VPW”) an Ohio limited liability company, as a wholly-owned subsidiary in exchange for $10,000 cash plus 400,000 restricted shares of US Wireless common stock, par value $0.001 per share, valued at $80,000.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction and no commissions were paid.

On April 26, 2005, U.S. Wireless converted $21,080 of accounts payable into 124,000 shares of restricted common stock.  The shares were issued to two investors for cancellation of the debt.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

On April 29, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of all the assets of Verge Wireless Networks, Inc., a Louisiana corporation, in exchange for 2,637,363 restricted shares of U.S. Wireless common stock, par value $0.001 per share, valued at $461,539, along with a $40,000 12 month promissory note and $40,000 cash. As a condition of payment, fifty percent of the US Wireless shares must be held for a minimum of 12 months from the date of issuance and the balance must be held for a minimum of 24 months from the date of issuance. U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction and no commissions were paid.

On May 9, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of iSkywire, LLC, and its related entities including iSkywire, Jeffersontown, Kentucky I, LLC; iSkywire, New Albany, Indiana I, LLC; iSkywire, Charlestown, Indiana I, LLC, (collectively “iSkywire”).  The Company acquired all of the membership interests of iSkywire in exchange for 1,000,003 restricted shares of U.S. Wireless common stock, par value $0.001 per share, valued at $200,000, along with a $40,000 18 month promissory note, and $30,000 cash.  As a condition of payment, fifty percent of the shares must be held for a minimum of 12 months from the date of issuance and the balance must be held for a minimum of 24 months from the date of issuance. U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction and no commissions were paid.

On May 15, 2005, U.S. Wireless converted $10,000 of accounts payable into 50,000 shares of restricted common stock.  The shares were issued to four investors for cancellation of the debt.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

On August 22, 2005, in an arms length transaction not involving any affiliates or related parties, US Wireless Online, Inc. completed the acquisition of all the assets of DHR Technologies, Inc., d/b/a Skyline Broadband (“Skyline”), in exchange for 10,138,929 restricted shares of U.S. Wireless common stock, par value $0.001 per share, valued at $1,723,618, along with a $230,000 12 month promissory note and $40,000 cash.  As a condition of payment 50% of the Shares must be held for a minimum of 12 months from the date of issuance, subject thereafter only to limitations set forth in Rule 144, and 50% of the Shares must be held for a minimum of 24 months from the date of issuance. U.S.Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction and no commissions were paid.

On August 22, 2005, U.S. Wireless converted $296,382 of debt into 1,743,422 shares of restricted common stock.  The shares were issued to two investors for cancellation of the debt.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

On August 26, 2005, in an arms length transaction not involving any affiliates or related parties, US Wireless Online, Inc. completed the acquisition of all the assets of IP Outlet, Inc. (“IP Outlet”).  in exchange for 5,081,600 restricted shares of U.S. Wireless common stock, par value $0.001 per share, valued at $1,270,400.  As a condition of payment 50% of the Shares must be held for a minimum of 12 months from the date of issuance, subject thereafter only to limitations set forth in Rule 144, and 50% of the Shares must be held for a minimum of 24 months from the date of issuance.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction and no commissions were paid.

On September 16, 2005, U.S. Wireless converted $52,251 of accounts payable into 307,361 shares of restricted common stock.  The shares were issued to two investors.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

On November 2, 2005, the Company issued 120,000 shares for services valued at $18,000.  The shares were issued to an individual services rendered.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

On November 11, 2005, the Company issued 110,079 shares for services valued at $16,512.  The shares were issued to an individual services rendered.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

During the year ended December 31, 2005, US Wireless sold a total of 22,696,160 restricted shares of common stock for a total of $2,725,547.  The shares were issued to accredited investors only. U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act to effect the transaction.  No commissions were paid.

During 2005, The Company issued 1,500,000 warrants to a notes payable holder in exchange for extensions of their due dates.  The warrants were valued using the Black-Scholes pricing model with the following assumptions: exercise price of $.17, life 3 years, risk free rate 4.0%, volatility 96%.  The Company has recognized an expense of $195,000 for the issuance of these warrants.

During 2005, 3,000,000 stock options were issued to employees under an unqualified stock option plan.   The options were to vest based on the Company achieving certain revenue and profit objectives.  No options vested during 2005 based on the criteria.  Subsequent to December 31, 2005, the options were cancelled.

Subsequent to the date of this report, on February 21, 2006, 5,081,600 shares of restricted common stock were returned to the Company by IP Outlet, Inc.  The Company cancelled the shares which were returned to the authorized but unissued common stock of the Company.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Results of Operations Years Ended December 31, 2004 and 2005

Revenues for US Wireless for the year ending December 31, 2005 were $3,504,611 with a cost of sales of $1,748,539 resulting in a gross profit of $1,756,072.  Revenues for the year ended December 31, 2004 were $1,294,421 with cost of sales of $783,437 resulting in a gross profit of $510,984.

Operating expenses and general and administrative expenses during 2005 were $4,967,954 and depreciation and amortization were $1,404,84 resulting in a net operating loss of $4,616,729.  The Company realized interest expense of $352,553, a gain on derivatives of $225,000, goodwill impairment of $6,937,790, a loss due to natural disaster of $453,996 and a gain on debt settlements of 645,266 for a net loss of $11,490,802 for the year ended December 31, 2005 compared to a net loss of $1,463,013 for the year ended December 31, 2004.  Operating expenses and general and administrative expenses during 2004 were $1,823,089 and depreciation and amortization was $330,327 resulting in a net operating loss of $1,312,105.  In 2004, The Company realized interest expense of $164,574 and gain on sale of asset in the amount of $13,666 for a net loss of $1,463,013 for the year ended December 31, 2004 compared to a net loss of $1,287,514 for the year ended December 31, 2003.

During the past two years we’ve experienced dramatic highs and lows as we worked toward accomplishing our goals for US Wireless Online, Inc.  At the end of the third quarter 2004, our Company had negative shareholders equity (-$1,405,804) and approximately $8,000 in cash on hand.  During the fourth quarter of 2004, we began to recapitalize the Company and execute on a strategy to rapidly grow and develop our business by consolidating fixed wireless broadband operators and related service providers.

On January 3, 2005, we began closing acquisitions and embarked on an aggressive growth program that ultimately resulted in the purchase and/or merger of nine businesses over a ten month period of time.  These acquisitions dramatically expanded our coverage area and took us into markets stretching from Pennsylvania to Florida to Texas and numerous states in between.  In the process, we built what is today one of the largest fixed wireless broadband networks in the United States.

In 2005 we raised $4.8 million via private equity and net debt issuances and paid a total of $16.9 million via a combination of cash, debt and stock for the purchase of the acquired networks and businesses.  Each of the acquisitions was intended to move us closer to our goal of becoming a dominant player in the delivery of wireless broadband and related applications and services.  Each transaction represented one or more specific objectives ranging from expansion into strategically significant new markets to infrastructure enhancements, acquisition of additional engineering and operational expertise, expanded service offerings, etc.  As we acquired new businesses and raised additional capital, our number of employees, executives and board members rapidly increased as did our overhead and the challenges associated with integration.  With the full benefit of hindsight, some of our acquisitions moved us closer to our goal while others ultimately led to significant setbacks.

Among the setbacks were our dispute and resulting litigation with the shareholders of businesses that we acquired in Ohio; capital requirements related to the development and integration of new product and service offerings; operating losses related to underperforming markets that were acquired as part of a larger acquisition; legacy accounts payable and debt service/settlement requirements and; difficulty in consolidating multiple accounting systems and processes that led to a delay in the completion of our annual audit and 10KSB filing.

Because of these and other related issues, our ability to raise the capital necessary to continue our acquisition program began to diminish during the fourth quarter of 2005.  We continued our efforts to raise capital working closely with multiple private equity funds.  However, by the end of the first quarter of 2006, these efforts had not led to a funding transaction.  During the second quarter of 2006, it became apparent that we were unable to secure the capital necessary to continue the acquisition program and we began an internal review of our business and strategy.  During this period we engaged outside consultants and accountants along with our independent auditors.  As indicated by our press releases at the time, we began to consider numerous alternatives including a reorganization or possible sale of the Company.  Also, as a result of these difficulties, the shareholders of DHR Technologies (acquired by US Wireless in 2005), indicated their desire to exercise a “claw-back” provision in their acquisition agreement (a provision unique to the DHR transaction) whereby they could regain ownership of DHR under certain circumstances.  Almost immediately, the DHR shareholders and US Wireless management began discussions aimed at a resolution that would negate the need for, and prevent the exercise of, the “claw back” provisions.  At that point, our growth plan had stalled, we continued to experience operational losses and we were struggling under a significant acquisition debt load without a definitive source of funding.

We continued our internal review and on June 8, 2006 announced the appointment of Bruce Widener as our new Chief Operating Officer and Timothy Pisula as our new Chief Technology Officer.  Bruce was one of the founders of UniDial/Lightyear Network Solutions where he participated in the development and growth of the company from a start-up to over $200 million in annual revenue.  Most recently he directed the development and deployment of a carrier-grade voice over IP (VoIP) network serving over 3,000 rate centers nationwide.  Tim was formerly our Executive Vice President of Broadband Technology at US Wireless Online.  Previously he was Vice President of AT&T Wireless Services and then served in numerous executive capacities for LiveWire Ventures and its predecessor where he was involved in over $2 billion in transactions.

Almost immediately, Bruce and Tim began implementing a turn around plan.  The first phase was aimed at stabilizing our core business.  We began the process of divesting markets that were not generating positive cash flow (“under performing markets”) and focusing our efforts and resources on markets in which we were the dominant fixed wireless broadband provider.  The objective was to leverage our presence and strengths within our best markets.  Significant effort was also focused on consolidating accounting and billing functions, completing our audit, implementing new internal processes and controls, accounts payable reduction and resolving the dispute with our Ohio acquisitions.

As a direct result of the effort and leadership provided by Bruce and Tim and the dedication and hard work of our employees at every level (engineering, customer support, accounting, etc.), during 2006 we have accomplished the following:

1)

All underperforming markets have now been either closed or sold.  We currently operate in six states all of which are generating positive monthly cash flow from operations at the market level (not including corporate overhead, debt service, legal and audit fees, amortization, depreciation, etc.).  In the process, networks have been reconfigured, offices have been relocated and our employee count has been reduced with the primary objective of improving cash flow without compromising our ability to service customers and operate the business.

2)

By leveraging our existing network in Pennsylvania, we won a competitive bid to develop, deploy and manage a large wireless network in downtown Pittsburgh.  Working with the Pittsburgh Downtown Partnership (which raised $500,000 to fund the project) Tim Pisula led this effort and we secured the contract in July 2006.  Under the terms of the agreement US Wireless received an initial payment of over $350,000 and expects to receive ongoing usage and advertising fees for the life of the contract.  The installation was completed and the network was launched during the first week of September 2006.  This amounts to the largest single contract in the recent history of US Wireless Online.

3)

Customer accounting and billing operations have been consolidated onto one system (down from three different systems at the end of 2005).

4)

Our financial audit for 2005 audit is now complete.

5)

New internal processes and controls have been implemented.  These include uniform processes ranging from network monitoring and customer service protocols to expense reimbursements, cash flow management/analysis, customer billing, etc.

6)

Critical accounts payable have been reduced including legacy account balances with backhaul circuit providers and tower companies.

7)

After numerous discussions and a series of negotiations spanning several months we have now reached a resolution with the shareholders of the Ohio acquisitions that has effectively ended our dispute/litigation.  Bruce Widener led this effort and, working with counsel, we were able to resolve the dispute without further litigation.

As we stand today, we have made significant, measurable progress toward stabilizing our core business and re-positioning US Wireless Online for the future.  We continue to operate one of the largest fixed wireless broadband networks in the United States; each of our remaining markets is now generating positive cash flow (at the market level); our audit and 10KSB are complete; we recently secured the largest installation contract in our Company’s history; we’re currently in the final stages of completing a sale of a majority ownership stake in US Wireless to a nationwide provider of advanced communication services and Voice over Internet Protocol (VoIP) solutions and; learning from the successes and failures of 2005, we’ve developed and are implementing a growth plan that we believe, if properly funded, will lead to sustainable profitability and once again position US Wireless Online to become a dominant player in the rapidly expanding wireless broadband industry.  As such, we are now beginning the process of recapitalizing US Wireless.  Recent regulatory changes, large institutional investments in our sector and increasing commercial bandwidth utilization all point to the potential for significant growth opportunities.  For the first time in several months, we are now in a position to begin looking to the future with optimism.  These accomplishments could not have been achieved without the extraordinary effort put forth by our employees in every state, many of whom have gone far beyond would typically be expected under such trying circumstances.

We still have many significant challenges ahead.  These challenges include the management and servicing of our A/P and acquisition debt load and the ever present difficulties associated with raising capital.

Liquidity and Capital Resources

At December 31, 2005, total assets were $12,226,14.  Total current assets were $1,110,264 consisting of $335,293 in cash, $486,890 in accounts receivable, $60,000 in inventories and deposits and other assets of $228,081.  The Company also had property and equipment of $4,762,574 less accumulated depreciation of $1,882,425 for a net total of $2,880,149.  Other assets consisted of goodwill totaling $7,575,992, Customer Base of $1,556,964 and deferred financing costs of $102,778.

Total liabilities at December 31, 2004 were $7,912,985.  Current liabilities were $6,412,985 consisting of $1,297,484 in accounts payable, $64,987 in accrued expenses, $124,131 in outstanding lines of credit, $195,000 in derivative liabilities, $353,292 in accrued interest and $4,378,091 current portion of long term debt.  Long term debt (less current portion) totaled 1,500,000.  The majority of the Company’s notes payable and convertible debentures are in default and the Company has continued to suffer recurring losses with negative working capital.

In August 2005 Hurricane Katrina caused significant damage to the Louisiana area serviced by the operations of the business purchased from Verge Wireless.  The damage to the Company’s assets in this area was extensive, severely reducing its ability to continue business in that market.  In May 2006, the Company sold the remaining assets to the former owner of Verge and discontinued operations in Louisiana. The sale agreement provided for the transfer of the remaining equipment, approximately $10,000 value, prepaid expenses, warranties, customer contracts and business records to the buyer in exchange for $5,000 cash paid to the Company and the forgiveness of the balance of the note payable by the Company to the former owner, approximately $37,000.  Accordingly, the Company charged to expense $390,192 in goodwill reduction and $63,804 of equipment losses to losses due to a natural disaster fro the year ended December 31, 2005.  The remaining asset balance of $42,000 at December 31, 2005 is equal to the proceeds received in 2006 upon execution of the sale agreement.

Effective January 1, 2006, the Company entered into an agreement with the former shareholders of its subsidiary, MJS Holdings, Inc., to rescind the business acquisition consummated in 2005 effective January 1, 2006.  In connection therewith, on June 16, 2006, the Company executed a memo of understanding providing for the sale of substantially all of the assets of MJS, including, inventories, equipment, receivables and contract rights to the former owners for a promissory note payable to the Company in the amount of $250,000.  In addition all shares of capital stock of MJS are to be returned to the former owners and, correspondingly, all shares of capital stock of U.S. Wireless held by MJS’s former owners are to be returned to the Company.  A note payable by MJS to the Company in that amount is to be executed providing for payment beginning on the first day of the 13th month of the note date amortized monthly over the next five years.  The note will be interest free for the first twelve months and bear interest at 5% per annum thereafter.  This agreement is contingent upon the Company entering into a similar rescission agreement with the former owners of IP Outlet.

As of December 31, 2005 the U.S. Wireless’s investment in MJS is $2,200,136.  The Company does not expect to recover all of its investment, and accordingly has charged $1,776,636 to expenses as an impairment of goodwill in the accompanying consolidated financial statements.

The Company is confident that an agreement similar to that with MJS will be entered into with the former owners of IP Outlet.  Accordingly, the Company has charged $1,270,400 to impairment of goodwill in the accompanying consolidated financial statements.

In connection with the above, the Company has discontinued its interest in VOIP Works and returned the entity to its former owners in exchange for the shares issued in the acquisition transaction.  The Company has charged its total investment of $90,000 to impairment of goodwill as of December 31, 2005.

On October 17, 2006 the Company announced that it had entered into an agreement to sell a majority equity interest in US Wireless Online to IElement Corporation, a nationwide provider of advanced communication services and Voice over Internet Protocol (VoIP) solutions.  The Company and IElement are currently working toward completing the transaction and anticipate the closing to occur during the fourth quarter of 2006.  Management believes that this transaction and the resulting integration and consolidation savings will provide sufficient working capital to meet the Company’s immediate operating expenses.  However, the Company may require additional funding.  If so, the Company may seek advances from officers or shareholders, sell additional shares of its common or preferred stock or explore debt financing strategies.

U.S. Wireless does not have any capital commitments for 2006.

Item 7.

Financial Statements.

The financial statements of the Company appear at Page 24.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective.

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

Item 8B.  Other Information

There are no further disclosures.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of U.S.Wireless.

Name Jai P. Bhagat Rick E. Hughes Mark E. Rogers Thomas J. Busic Michael D. Marlowe David B. Latham Glenn Hogan Don Perlyn Jack Dulworth Larry Townsend	Age 58 37 42 28 33 42 43 63 43 64

Positions

Executive Chairman

CEO, CFO and Director

President and Director

COO, Sr. Vice President Engineering and Director

Chief Development Officer, Sr. Vice President Marketing and Director

Director

Director

Director

President and Director

Director

		Since 2005 2004 2005 2005 2005 2005 2005 2005 2005 2005	Resigned May 1, 2006 Aug. 22, 2005 Dec. 31, 2005 Dec. 31, 2005 May 1, 2006 May 1, 2006 May 1, 2006 April 19, 2006 as President, May 1, 2006 as Director April 28, 2006

Resignation of Officers and Directors

Effective May 1, 2006, the following directors who were appointed to the Board in 2005 resigned from the Board of Directors of the Company:

Glenn Hogan

Don Perlyn

Jack Dulworth

David Latham

Jai Bhagat

Effective April 19, 2005, Jack Dulworth resigned from the position of President of the Company.

Effective April 28, 2006, director Larry Townsend, who was appointed to the Board in 2005, resigned from the Board of Directors of the Company.

Effective September 6, 2005, director, Jai Bhagat relinquished the title of Executive Chairman and continued to serve on the Board until May 1, 2006.

None of the directors or the officer who resigned provided any specific grounds for their resignations.  The Company anticipates filling some but not all of the vacancies.

The following is a brief description of the business experience of our current Officers and Directors.

Rick E. Hughes, Sole Officer and Director

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

Item 10. Executive Compensation

The following table lists the compensation received by our former and current officers over the last three years.

SUMMARY COMPENSATION TABLE

Name and Principal Position Of Officers/Directors	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Rick Hughes President, CEO, CFO and Secretary Mark E. Rogers President Jack Dulworth (3) President Douglas Keeney Former CEO	12/31/05 12/31/04 12/31/03 3/2/05 until 8/22/05 10/5/05 until 4/19/06 12/31/04 12/31/03	-0- -0- -0- 18,462 -0- 11,250 26,750	-0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- 14,132(1) 67,836(1)	-0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0-
Michael Marlowe Chief Development Officer, Sr. VP Thomas J. Busic Chief Operating Officer, Sr. VP Daniel P. Burke, Sr. Former President and CFO Jai Bhagat Chairman of the Board	2005 2005 12/31/04 12/31/03 2005	60,000 60,000 9,500 24,000 21,923	-0- -0- -0- -0- -0-	-0- -0- 10,625(2) 45,375(2) -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

1.

Doug Keeny was paid $67,836 in 2003 and $14,132 in 2004 for consulting services provided to U.S. Wireless.

2.

Daniel P. Burke, Sr. received $45,375 in 2003 and $10,625 in 2004 for consulting services provided to U.S. Wireless.

3.

During 2005, Jack Dulworth was paid $234,223.32 in consulting fees, either directly or to entities owned and controlled by Mr. Dulworth, prior to becoming an officer of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2005, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 96,137,668 issued and outstanding shares of common stock, par value $.001.  Also included are the 5,000,000 shares of preferred stock, $.001 par value, that are issued and outstanding.  The preferred shares have 10 for one voting rights.  For purposes of this table, the total issued and outstanding shares eligible to vote equal 146,137,668 shares. The table also lists the name and shareholdings of each director and of all officers and directors as a group.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Title of Class	Number of Shares Beneficially Owned	% of Common Shares	% of Total Voting Shares
Rick Hughes (1) 500 W. Jefferson St., Suite 2350 Louisville, KY 40202	Common	2,142,857	2.2%	1.4%

Jai P. Bhagat (1)(2) Air2Lan, Inc. 1755 Lelia Drive Jackson, MS 39216	Preferred	5,000,000 (50,000,000 votes)	-0-	34.21%

Mark E. Rogers (2) Air2Lan, Inc. 1755 Lelia Drive Jackson, MS 39216	Preferred	5,000,000 (50,000,000 votes)	-0-	34.21%

Thomas J. Busic 150 E. Main St., Suite 502 Columbus, OH 43215	Common	4,757,582	4.9%	3.2%

Michael D. Marlowe 150 E. Main St., Suite 502 Columbus, OH 43215	Common	4,757,582	4.9%	3.2%

David B. Latham(1)(2) Air2Lan, Inc. 1755 Lelia Drive Jackson, MS 39216	Common	-0-	-0-%	-0-%

Glenn Hogan(1) 11202 Bodley Dr. Louisville, KY 40223	Common	2,000,000	2.0%	1.3%

Don Perlyn(1) 6300 NW 31st Ave. Ft. Lauderdale, FL 33309	Common	1,568,627	1.6%	1.0%

Jack Dulworth(1) 120 S. Brook St. Louisville, KY 40202	Common	1,556,000	1.6%	1.0%

Larry Townsend(1) 6300 NW 31st Ave. Ft. Lauderdale, FL 33309	Common	6,274,510	6.5%	4.2%

Richard Williamson 12800 University Dr., Suite 200 Fort Myers, FL 33907	Common	10,138,930	10.5%	6.9%

All Executive Officers and Directors as a group: 7 people	Common Preferred	13,541,994 50,000,000	14.08%	43.48%

(1)

Officer / Director

(2)

These shares are held in the name of Air2Lan, Inc.  Mr. Bhagat and Mr. Rogers are CEO and President, respectively, of Air2Lan and therefore are considered to control these shares.

Item 12. Certain Relationships and Related Transactions.

During 2002, U.S.Wireless entered into an agreement with David Hayes, then a director, and David Ragland providing for an interest free loan due upon demand. In consideration of forgiving the default status of the note and agreement to negotiate a stock settlement, the Company issued warrants to purchase 2,250,000 shares of the Company’s restricted common stock at an exercise price of $0.35 per share that expires August 26, 2007.  The warrants were issued in consideration of forgiving default on an outstanding note.  As of December 31, 2005, $234,909 was owed to Mr. Ragland and $181,140 was owed to Mr. Hayes.

Within the debt mentioned above was a line of credit due to David Ragland, due on demand, bears interest at 10%.  In consideration of forgiving the default status of the note and agreement to negotiate a stock settlement, the Company issued warrants to purchase 2,250,000 shares of the Company’s restricted common stock at an exercise price of $0.35 per share that expires September 26, 2007.

The Company is attempting to negotiate a settlement on the debt owed David Hayes.

The Company owed $762,195 on a note payable to an entity controlled by Rick Hughes which bears interest at the rate of 8% per annum.

The Company owed $314,250 to Larry Townsend, a former director of the Company pursuant to a note payable which bears interest at the rate of 10% per annum with interest and principal due on demand.

The Company owed Richard Williamson, a shareholder and officer of DHR Technologies, Inc., $128,340 pursuant to a note payable with a stated interest rate of 0% and imputed interest rate of 10%.  The note is payable in monthly installments of $19,166 and matures August 11, 2006.

The Company has a note payable to a shareholder in the amount of $1,153,000 which bears interest at the rate of 10% per annum with the principal due from January 11, 2006 through February 11, 2006.  This note is guaranteed by Rick Hughes.

The Company has a note payable to Thomas J. Busic and Michael D. Marlowe, former officers and directors of the Company and officers of MJS Holdings, Inc., in the amount of $239,590 with interest at 4.5% per annum and the entire amount due January 10, 2007.  Subsequent to the date of this report, the transaction which created the debt has been rescinded.

Item 13. Exhibits.

U.S. Wireless has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller which was attached as Exhibit 99.3 to its 2002 Form 10KSB.  U.S. Wireless will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to U.S. Wireless’ address shown on Page 1 of this report.

Exhibit #

Description

Location

Exhibit 3(i)(1)

Articles of Incorporation as amended

*

Exhibit 3(i)(2)

Amended and Restated Articles of Incorporation

Attached

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

Item 14.  Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of U.S. Wireless’ annual financial statement and review of financial statements included in the Company’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $33,500 for fiscal year ended 2004 and $80,600 for fiscal year ended 2005.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported above were $-0- for fiscal years ended 2004 and 2005.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $-0- for fiscal year ended 2005 and consisted of tax compliance services and $-0- for fiscal year ended 2004 and consisted of tax compliance services.

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

Date: November 27, 2006

By:  /s/ Rick E. Hughes__________

Rick E. Hughes

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 27, 2006

By:  /s/ Rick E. Hughes_________

Rick E. Hughes, Sole Director

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

US Wireless Online, Inc.

Louisville, Kentucky

We have audited the accompanying consolidated balance sheet of US Wireless Online, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, audits of its internal control over consolidated financial reporting. Our audit included consideration of internal control over consolidated financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over consolidated financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of US Wireless Online, Inc. as of December 31, 2005, and the  results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2, the Company’s recurring operating losses and lack of working capital raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to those matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from outcome of this uncertainty.

/s/ Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson

Bountiful, Utah

September 22, 2006

US WIRELESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

ASSETS	December 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$335,293
Accounts receivable (net of allowance of $645,413)	486,890
Inventories	60,000
Deposits and other	228,081
Total current assets	1,110,264
PROPERTY, PLANT AND EQUIPMENT:
Furniture & fixtures	117,420
Automobiles	13,499
Office equipment	177,970
Wireless equipment	4,365,111
Network software	88,574
4,762,574
Less: Accumulated depreciation	(1,882,425)
Property, plant and equipment, net	2,880,149
INTANGIBLES AND OTHER ASSETS:
Goodwill	7,575,992
Customer Base, net of accumulated amortization of $240,067	1,556,964
Deferred financing costs, net of accumulated amortization of $45,222 and -0-	102,778
Total other assets	9,235,734
Total assets	$13,226,147
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$1,297,484
Accrued expenses	64,987
Lines of credit	124,131
Derivative warrant liabilities	195,000
Current portion of long-term debt	4,378,091
Accrued interest payable	353,292
Total current liabilities	6,412,985
LONG-TERM DEBT:
Convertible debentures	1,958,480
Notes Payable - related party	3,103,646
Notes Payable	815,965
5,878,091
Current portion of long-term debt	(4,378,091)
Total long-term debt	1,500,000
Total liabilities	7,912,985
Commitments	-
STOCKHOLDERS' EQUITY:
Preferred stock, authorized 5,000,000 shares, $.001 par value, issued and
outstanding 5,000,000 shares	5,000
Common stock, authorized 100,000,000 shares, $.001 par value, issued and
outstanding 96,138,668 shares	96,139
Additional paid in capital	23,352,347
Accumulated deficit	(18,140,324)
Total stockholders' equity	5,313,162
Total liabilities and stockholders' equity	$13,226,147
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

US WIRELESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended,
	December 31,	December 31,
	2005	2004

REVENUES	$3,504,611	$1,294,421

COST OF SALES	1,748,539	783,437

GROSS PROFIT	1,756,072	510,984

EXPENSES:
General, selling and Administrative	4,967,954	1,492,762
Depreciation and amortization	1,404,847	330,327
Total expenses	6,372,801	1,823,089

NET OPERATING INCOME (LOSS)	(4,616,729)	(1,312,105)

OTHER INCOME (EXPENSE)
Interest expense	(352,553)	(164,574)
Gain on sale of asset	-	13,666
Gain on derivatives	225,000	-
Impairment of goodwill	(6,937,790)	-
Property and goodwill lost due to natural disaster	(453,996)	-
Gain on debt settlements	645,266	-
Total other income (expense)	(6,874,073)	(150,908)
NET LOSS BEFORE PROVISION FOR INCOME TAXES	(11,490,802)	(1,463,013)
	-	-
Provision for income taxes	-	-

NET LOSS	$(11,490,802)	$(1,463,013)

NET LOSS PER SHARE	$(0.170)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING	67,633,807	18,275,206

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

US WIRELESS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity

BALANCES, December 31, 2003	-	-	15,485,806	15,486	3,423,258	-	(5,186,509)	(1,747,765)

Warrants issued for services	-	-	-	-	434,750	-	-	434,750

Stock issued for notes payable	-	-	10,285,714	10,286	220,214	-	-	230,500

Stock issued for services	-	-	1,148,000	1,148	193,792	-	-	194,940

Net loss for the year	-	-	-	-	-	-	(1,463,013)	(1,463,013)

BALANCES, December 31, 2004	-	-	26,919,520	26,920	4,272,014	-	(6,649,522)	(2,350,588)

Warrants issued for services	-	-	-	-	195,000	-	-	195,000

Stock issued for cash	-	-	22,696,160	22,697	2,702,850	-	-	2,725,547

Stock issued in connection with
business acquisitions	5,000,000	5,000	29,578,399	29,578	15,488,323	-	-	15,522,901

Stock issued for notes payable	-	-	15,283,149	15,283	511,478	-	-	526,761

Stock issued for services	-	-	1,180,079	1,180	99,832	-	-	101,012

Stock issued to settle accounts
payable	-	-	481,361	481	82,850	-	-	83,331

Net loss for the year	-	-	-	-	-	-	(11,490,802)	(11,490,802)

BALANCES, December 31, 2005	5,000,000	$ 5,000	96,138,668	$ 96,139	$ 23,352,347	$ -	$(18,140,324)	$ 5,313,162

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

US WIRELESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Year Ended,
	December 31,	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(11,490.802)	$(1,463,013)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Bad Debts Expense	645,413
Depreciation and Amortization	1,404,847	330,327
Impairment of Goodwill	6,937,790	-
Property and goodwill lost due to natural disaster	453,996	-
Common Stock issued for Services	101,012	194,940
Warrants issued for Services	195,000	434,750
Warrants issued in connection with debt funding	420,000
Gain on debt settlements	(645,266)	-
Gain on sale of asset	-	(13,666)
Gain on derivatives	(225,000)
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	(401,153)	12,610
Inventories	(33,225)	-
Deposits and other	(17,053)	(1,916)
(Decrease) Increase in:
Bank overdraft	(16,820)	(11,618)
Accounts payable and Accrued Expenses	(965,972)	253,143
Accrued interest payable	353,292	-
Net Cash Used in Operating Activities	(3,283,941)	(264,443)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment	(1,091,011)	41,500
Proceeds from Sale of Property and Equipment	-	(37,188)
Cash paid in Connection with Business Acquisitions, net of Cash Acquired	49,442	-

Net Cash Provided by (Used in) Investing Activities	(1,041,569)	4,312
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Line of Credit, net	9,130	-
Proceeds from Issuance of Notes Payable	4,844,514	496,861
Repayments of Notes Payable	(2,770,388)	(236,730)
Deferred Financing Costs	(148,000)	-
Proceeds from Issuance of Shares of Common Stock	2,725,547	-
Net Cash Provided by Investing Activities	4,660,803	260,131
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	335,293	-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$335,293	$-
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
Interest	$144,101	$-
Income Taxes	$-	$-

US WIRELESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESING AND FINANCING ACTIVITIES:

Notes Payable Issued in Connection with Business Acquisitions	$1,318,355	$-

Notes Payable Assumed in Connection with Business Acquisitions	$965,832	$-

Notes Payable Issued for Services	$64,250	$-

Shares of Common Stock issued for Notes Payable and Accrued Interest	$367,104	$230,500

Shares of Common Stock issued for Services	$101,012	$434,750

Shares of Common Stock issued to settle Accounts Payable	$83,331	$-

Warrants issued in connection with Notes Payable	$420,000	$-

Warrants issued for Services	$195,000	$434,750

BUSINESS ACQUISITIONS:

Fair Value of Assets Acquired on Business Acquisitions	$19,296,875	$-

Common Stock Issued	(6,022,900)	-

Preferred Stock Issued	(9,500,000)	-

Notes Payable Issued	(1,318,354)	-

Cash Paid	(114,080)	-

Liabilities Assumed	$2,341,541	$-

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

U.S. Wireless Online, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

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

The Company completed nine business acquisitions during 2005, as described below.  The Company and its subsidiaries provide wireless internet, email and communications services to businesses.  The Company provides these services to Customers in the United States of America.

b. Acquisitions

MJS Holdings, Inc.

On January 11, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of all the issued and outstanding stock of MJS Holdings, Inc., (“MJS”), an Ohio Corporation, in exchange for 6,110,906 restricted shares of the Company’s restricted common stock, par value $0.001 per share, valued at $1,283,500, and promissory notes in the amount of $916,636.

United Broadband Networks, LLC

On January 17, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of all outstanding membership interests of United Broadband Networks, LLC (“UBN”), a Kentucky limited liability company, in exchange for 2,266,667 restricted shares of the Company’s restricted common stock, par value $0.001 per share, valued at $498,667 and a promissory note in the amount of $63,000.

U.S. Wireless Online, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 - DESCRIPTION OF BUSINESS (CONTINUED)

YYireless1.NET, LLC

On February 1, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the asset acquisition of Yireless1.NET, LLC, (“YYireless1”) a Pennsylvania limited liability company (“YY1”), in exchange for 1,527,759 restricted shares of the Company’s restricted common stock, par value $0.001 per share, valued at $505,176, along with a demand promissory note in the amount of $22,760 without interest, cash in the amount of $34,080. On November 11, 2005 an additional 110,079 restricted shares of the Company’s restricted common stock, valued at $62,126, were issued to complete the requirements of the purchase agreement.

Air2Lan, Inc.

On March 2, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of the assets and business of Air2Lan, Inc. (“A2L”) a Delaware Corporation, in exchange for 5,000,000 restricted shares of the Company’s Class A Preferred Stock, par value $0.001 per share, valued at $9,500,000.  The Class A Preferred Stock has 10 votes per share and has 10 to one conversion rights for shares of restricted common stock of the Company.

VoIPWorks, LLC

On April 15, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of VoIPWorks, LLC, (“VPW”) an Ohio limited liability company, as a wholly-owned subsidiary in exchange for $10,000 cash plus 400,000 restricted shares of US Wireless common stock, par value $0.001 per share, valued at $80,000.

Verge Wireless Networks, Inc.

On April 29, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of all the assets of Verge Wireless Networks, Inc., a Louisiana corporation, in exchange for 2,637,363 restricted shares of U.S. Wireless common stock, par value $0.001 per share, valued at $461,539, along with a $40,000 12 month promissory note and $40,000 cash. As a condition of payment, fifty percent of the US Wireless shares must be held for a minimum of 12 months from the date of issuance and the balance must be held for a minimum of 24 months from the date of issuance.

iSkywire, LLC and Related Entities

On May 9, 2005, in an arms length transaction not involving any affiliates or related parties, the Company completed the acquisition of iSkywire, LLC, and its related entities including iSkywire, Jeffersontown, Kentucky I, LLC; iSkywire, New Albany, Indiana I, LLC; iSkywire, Charlestown, Indiana I, LLC, (collectively “iSkywire”).  The Company acquired all of the membership interests of iSkywire in exchange for 1,000,003 restricted shares of U.S. Wireless common stock, par value $0.001 per share, valued at $200,000, along with a $40,000 18 month promissory note, and $30,000 cash.  As a condition of payment, fifty percent of the shares must be held for a minimum of 12 months from the date of issuance and the balance must be held for a minimum of 24 months from the date of issuance.

U.S. Wireless Online, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 - DESCRIPTION OF BUSINESS (CONTINUED)

DHR Technologies, Inc.

On August 22, 2005, in an arms length transaction not involving any affiliates or related parties, US Wireless Online, Inc. completed the acquisition of all the assets of DHR Technologies, Inc., d/b/a Skyline Broadband (“Skyline”), in exchange for 10,138,929 restricted shares of U.S. Wireless common stock, par value $0.001 per share, valued at $1,723,618, along with a $230,000 12 month promissory note and $40,000 cash.  As a condition of payment 50% of the Shares must be held for a minimum of 12 months from the date of issuance, subject thereafter only to limitations set forth in Rule 144, and 50% of the Shares must be held for a minimum of 24 months from the date of issuance.

IP Outlet, Inc.

On August 26, 2005, in an arms length transaction not involving any affiliates or related parties, US Wireless Online, Inc. completed the acquisition of all the assets of IP Outlet, Inc. (“IP Outlet”).  in exchange for 5,081,600 restricted shares of U.S. Wireless common stock, par value $0.001 per share, valued at $1,270,400.  As a condition of payment 50% of the Shares must be held for a minimum of 12 months from the date of issuance, subject thereafter only to limitations set forth in Rule 144, and 50% of the Shares must be held for a minimum of 24 months from the date of issuance.

U.S. Wireless Online, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 - DESCRIPTION OF BUSINESS (CONTINUED)

Fair Values

The following summarizes the fair values at the dates of acquisition:

		DHR
		Skyline			MJS	United		VOIP
	Air2Lan	Broadband	IP Outlet	iSkywire	Holdings	Broadband	Verge	Works	YYireless	Total

Net Assets Acquired:

Cash	$ 39,431	$ 5,631		$ 8,022	$ 36,000		$ 2,111		$ 76,793	$ 167,988
Accounts Receivable	338,844	89,061		12,309	97,500		15,807		44,154	597,675
Inventories	17,107	9,668		-	-					26,775
Deposits & Other	34,716	500		-	12,300					47,516
Property, Plant & Equipment, net	1,101,335	205,329		141,131	477,000	20,000	98,505		378,195	2,421,495
Goodwill	8,243,896	1,724,628	1,270,400	47,657	1,776,636	498,418	423,031	90,000	98,306	14,172,972
Customer Base	1,084,000	450,000		85,636		38,526			138,869	1,797,031
Other	55,826	9,597	-	-	-	-	-	-	-	65,423

Total Assets Acquired	10,915,155	2,494,414	1,270,400	294,755	2,399,436	556,944	539,454	90,000	736,317	19,296,875

Accounts Payable	607,810	78,024	-	-	39,300	-	-	-	116,628	841,762
Accrued Expenses	122,236	111,357	-	-	20,000	-	-	-	6,401	259,994
Lines of Credit	-	63,729	-	-	-	-	-	-	51,272	115,001
Notes Payable	685,109	299,675	-	-	140,000	-	-	-	-	1,124,784

Total Liabilities Assumed	1,415,155	552,785	-	-	199,300	-	-	-	174,301	2,341,541

Net Assets Acquired	$ 9,500,000	$ 1,941,629	$1,270,400	$ 294,755	$ 2,200,136	$ 556,944	$539,454	$90,000	$ 562,016	$ 16,955,334

U.S. Wireless Online, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 1 - DESCRIPTION OF BUSINESS (CONTINUED)

The following (unaudited) pro forma consolidated results of operations have been prepared as if the business acquisitions had occurred at January 1, 2005:

Net Sales	$ 4,719,592

Net Loss	$ (11,914,601)

Net Loss Per Share	$ (0.18)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The consolidated financial statements of the Company include the accounts of US Wireless and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

b. Accounting Method

The Company recognizes income and expenses on the accrual basis of accounting.

c. Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short-term investments purchased with a remaining maturity of three months or less to be cash equivalents.

d. Property and Equipment

Property and equipment are stated at cost less accumulation depreciation.  Depreciation is provided for in amount sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight line-basis. Maintenance and repairs are charged to expense as incurred, costs of major additions and betterments are capitalized.   In accordance with SFAS 144, the Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  As of December 31, 2005, there were no impairments.

U.S. Wireless Online, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Goodwill and Customer Base

The goodwill acquired represents the excess purchase price over the fair value of the net assets acquired in the acquisitions described in Note 1. These costs are reviewed annually for impairment pursuant to SFAS No. 142, Goodwill and Other Intangible Assets.

  Customer Base acquired represents the amounts assigned to the existing customer revenue streams of businesses acquired.  They are being amortized over a period of eight years which approximates the expected churn rate of customers.

f. Advertising Costs

Advertising costs are expensed as incurred.  Total advertising costs charged to expense for the years ended December 31, 2005 and 2004 were $28,375 and $0, respectively.

g. Use of Estimates in the Financial Statements

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

h. Earnings per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”.  SFAS No. 128 requires the presentation of basic and diluted Earnings per Share (EPS).  Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. However, since the effects of such dilution would be anti-dilutive, fully diluted EPS is excluded.

	For the Years Ended December 31

Basic Earnings Per share:	2005	2004
Income (Loss) (numerator)	$(11,490,802)	$(1,463,013)
Shares (denominator)	67,633,807	18,275,206
Per Share Amount	$(0.170)	$(0.08)

The following common stock equivalents attributable to outstanding options, warrants, convertible debt and convertible preferred stock have been excluded from the determination of Fully Dilluted weighted-average number of common shares outstanding for the year ended December 31, 2005 as their inclusion would have been anti-dilutive.

Preferred Stock	50,000,000
Convertible Debt	811,544
Stock Options	4,528,154
Warrants	8,275,000
Total	63,614,698

U.S. Wireless Online, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Income Taxes

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.  Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Until merger date of May 12, 2003, U.S. Wireless, with the consent of its stockholders, elected to be taxed as an S-Corporation under the Internal Revenue

Code and similar state statutes.  Effective May 12, 2003, because of the reverse merger, the Company lost its S-Election status.  Net losses from May 12, 2003 will be carried forward to offset future taxable income.  Net losses of approximately $2,643,013 and $10,774,790 will expire in 2018 and 2019, respectively.   A deferred tax asset for these net operating losses is offset by an allowance in the same amount, as it is unclear whether the Company will have taxable income in the future. Deferred taxes assets are as follows:

NOL Carryforward	$4,561,429
Net Deferred Tax Assets	(4,561,429)
Valuation Allowance	$-

The components of current income tax expense as of December 31, 2005 and 2004, respectively are as follows:

	As of December 31,
	2005	2004
	-----------------	---------------
Current federal tax expense	$-	$-
Current state tax expense	-	-
Change in NOL benefits	(3,663,000)	(497,000)
Change in valuation allowance	3,663,000	497,000
Income tax expense	$-	$-

j. Concentration of Credit Risk

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

The Company also had deposits of $151,789 and $154,124 with 2 separate financial institutions at December 31, 2005.  Such deposits were not insured beyond the federal insured limit of $100,000 per account.

k. Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires that the Company disclose estimated fair values of financial instruments.  The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

U.S. Wireless Online, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l. Revenue Recognition

The Company applies the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC.  SAB 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.  In general, the Company recognizes revenue related to monthly contracted amounts for services provided when (i) persuasive evidence of an arrangement exosts, (ii) services have been rendered, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

The Company provides wireless internet access to customers for a contract period of one year.  The customers are billed for services on a monthly basis.

m. Receivables

Accounts receivable is recorded net of an allowance account when management deems a receivable to be uncollectible.  As of December 31, 2005, accounts deemed to be uncollectible amounted to $645,413.

n. Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred a significant loss for 2005 which has resulted in an accumulated deficit of $18,140,324 at December 31, 2005.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management has taken various steps to revise its operating and financial requirements, which it believes will be sufficient to provide the Company with the ability to continue its operations for the next twelve months.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

o. Inventory

The Company uses the weighted average FIFO method for inventory valuation.  The Company’s inventory consists of communication equipment for end users.

`

U.S. Wireless Online, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

p. Deferred financing costs

Deferred financing costs consist of legal fees, commission expense and the value of stock issued to the placement agent.

	2005	2004
	---------------	---------------
Deferred Financing Costs	$148,000	$-
Less accumulated amortization	45,222	-
Deferred financing costs, net	$102,778	$-

Deferred financing costs are being amortized over the term of the Notes associated with the costs. If the deferred costs are connected to convertible debt, the cost will be expensed upon conversion.  Amortization of the deferred financing costs is included as a component of interest expense.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 consists of the following:

		Estimated
	2005	Useful Life
Furniture & Fixtures	$117,420	7 years
Automobiles	13,499	5 years
Office Equipment	177,970	5 years
Wireless Equipment	4,365,111	5 years
Network Software	88,574	5 years
	4,762,574
Less accumulated depreciation	(1,882,425)
Property and Equipment, Net	$2,880,149

Depreciation expense for the years ended December 31, 2005 and 2004 was $1,119,558 and $276,327, respectively.

U.S. Wireless Online, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 4 - LONG-TERM LIABILITIES

Long-term liabilities are detailed in the following schedules as of December 31, 2005:

Convertible Debentures:

Notes payable to institutional investors, bearing interest at 8% payable monthly, 15% when in default, principal and accrued interest due
January 1, 2008, currently in default, convertible in common stock at
The lessor of $.25 per share or 60% of average low closing price in
A 20 day period	$1,500,000

Convertible note payable to a company, matures November 2002, past due bears interest at 8%, principal and interest due at maturity, convertible into common stock at 85% of lowest price per share, paid by any investor for a share of the equity securities once three million dollars is received through an offering, secured by wireless
equipment, currently in default.	181,844

Convertible note payable to individual, matures November 9 2005, past
Due bears interest at 10%, principal and interest due at maturity, convertible into common stock at 85% of the Market Price of the
Company’s common stock as reported on May 25, 2005, currently
in default.	141,636

Convertible notes payable to several individuals, due in total by conversion of cash or equity at $.50 per share by November
2004, bears interest at 8%, past due.	135,000

Total convertible debentures	$1,958,480

Notes payable:

Note payable to a bank, due monthly in installments of $11,722 matures December 18, 2006, bears interest at 7.5% collateralized
by substantially all the assets of the Company.	$144,984

Note payable to a bank, due monthly in installments of $10,592 matures February 1, 2007, bears interest at 9.0% collateralized
by substantially all the assets of the Company.	151,806

Note payable to vendor, bears interest at 3.5%.	359,662

Note payable to an LLC, stated interest rate of 0%, 8% imputed, due
monthly in installments of $3,889, matures November 11, 2006	40,546

Note payable to a Corporation, bears interest at 10%, due in monthly
Installments of $3,751, due February 1, 2007	49,956

Individuals, various	69,013

Total notes payable	$815,965

U.S. Wireless Online, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 4 - LONG-TERM LIABILITIES (CONTINUED)

Notes Payable - Related Parties

Notes payable to a shareholder, bearing interest at 10%, interest and principal due from January 11, 2006 through February 11, 2006,
guaranteed by the Company’s Chief Executive Officer	$1,153,000

Notes payable to entities controlled by the Company’s Chief Executive
Officer, bearing interest at 8%, currently due	762,195

Notes payable to shareholders who are also Officers of MJS Holdings, Inc., bearing interest at 4.5%, interest and principal due January 10, 2007
or on demand	239,590

Notes payable to shareholder who is a former officer of the Company,
bearing interest at 10%, interest and principal due on demand	314,250

Notes payable to shareholder who is a former officer of the Company,
bearing interest at 8%, interest and principal due on demand	234,909

Note payable to shareholder, bearing interest at 8%, interest and principal
due on demand	181,140

Note payable to shareholder and officer of DHR Technologies, Inc., stated interest rate of 0%, imputed at 10%, payable in monthly
installments of $19,166, matures August 11, 2006	128,340

Individuals, other	90,222

Total Notes Payable - Related Party	3,103,646

Total Long-Term Liabilities	5,878,091

Less: current portion- notes payable	(4,378,091)

Total long-term liabilities	$1,500,000

Future minimum principal payments on notes payable are as follows:

2006	$4,378,091
2008	1,500,000
Total	$5,878,091

U.S. Wireless Online, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 5 – DERIVATIVE WARRANT LIABILITIES

The Company evaluated the application of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and EITF 00-19 for its $1,500,000 convertible debt issuance and the 1,500,000 warrants issued in connection therewith.  Based on the guidance in SFAS 133 and EITF 00-19, the Company concluded that the warrants are required to be accounted for as derivatives.  The convertible debt, which can be converted into free trading stock was not determined to be an embedded derivative.  The Company determined that the conversion feature of the warrants met the attributes of a liability and therefore recorded the fair value of the warrants as current liabilities.  The Company is required to record the fair value of the warrants on its balance sheet and to record changes in the values of these derivatives in the consolidated statement of operations as “Gain (loss) on derivatives”.

The impact of the application of SFAS No. 133 and EITF 00-19 on the consolidated balance sheet and consolidated statement of operations as of December 31, 2005 is as follows:

Fair Value of Warrants at Issuance	$420,000
Fair Value of Warrants at December 31, 2005	195,000
Gain (Loss)	$225,000

The Company used the Black Scholes valuation model for calculation of the value of derivative liabilities with the following weighted average assumptions:

Number of Warrants

1,500,000

Expected Volatility

96%

Risk Free Interest Rate

4%

Expected Life – Years

4.1

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company signed a lease agreement in 2004 for an office facility in Louisville, Kentucky.  The company pays $4,146 per month for the first year and increases by approximately $300 each year.  The lease was terminated in June 2006  Total rent expense for the operating lease for the years ended December 31, 2005 and 2004 was $65,139 and $80,623, respectively.  The lease was terminated in May 2006 and the Company moved to new facilities.

Future minimum lease payments:
2006	$53,000
2007	51,700
Total	$104,700

The Company also leases roof top space.  Transmittal towers are erected to transmit wireless internet broadcasts.   The company leases rooftop space in Alabama, Georgia, Kentucky, Mississippi, Ohio and Indiana. The rooftop leases vary in price and are on a month to month basis.   Rooftop lease expense for the years ended December 31, 2005 and 2004 was $438,720 and $266,108, respectively.

U.S. Wireless Online, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 7- STOCKHOLDERS’ EQUITY TRANSACTIONS

As described in further detail in Note 1, the Company issued 5,000,000 shares of its preferred stock and 29,578,399 shares of its common stock, valued at $9,500,000 and $6,022,901 respectively, in connection with its business acquisition activities during 2005.

On January 3, 2005, U.S. Wireless converted $140,000 of debt into 1,625,000 shares of restricted common stock. The shares were issued to two accredited investors for cancellation of the debt.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

On January 3, 2005, U.S. Wireless issued 950,000 shares for services valued at $66,500.  The shares were issued to one investor for consulting services rendered.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

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

On November 2, 2005, the Company issued 120,000 shares for services valued at $18,000.  The shares were issued to an individual services rendered.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

On November 11, 2005, the Company issued 110,079 shares for services valued at $16,512.  The shares were issued to an individual for services rendered.  U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D, Rule 506 to effect the transaction.  There were no commissions paid.

U.S. Wireless Online, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 7- STOCKHOLDERS’ EQUITY TRANSACTIONS (CONTINUED)

During the year ended December 31, 2005, US Wireless sold a total of 22,696,160 restricted shares of common stock for a total of $2,725,547.  The shares were issued to accredited investors only. U.S. Wireless relied on an exemption from registration pursuant to Section 4(2) of the Securities Act to effect the transaction.  No commissions were paid.

During 2005, The Company issued 1,500,000 warrants to a notes payable holder in exchange for extensions of their due dates.  The warrants were valued using the Black-Scholes pricing model with the following assumptions: exercise price of $.17, life 3 years, risk free rate 4.0%, volatility 96%.  The Company has recognized an expense of $195,000 for the issuance of these warrants.

During 2005, 3,000,000 stock options were issued to employees under an unqualified stock option plan.   The options were to vest based on the Company achieving certain revenue and profit objectives.  No options vested during 2005 based on the criteria.  Subsequent to December 31, 2005, the options were cancelled.  No expense has been recognized for these options.

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

U.S. Wireless Online, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 7- STOCKHOLDERS’ EQUITY TRANSACTIONS (CONTINUED)

Outstanding Options are as follows:

Balance December 31, 2003	1,528,154
Granted
Expired/Cancelled	-
Exercised	-
Balance December 31, 2004	1,528,154
Granted	3,000,000
Expired/Cancelled	-
Exercised	-

Balance, December 31, 2005	4,528,154

Warrants outstanding are as follows:
Outstanding Balance at December 31, 2004	-
Granted	5,275,000
Expired/Cancelled
Exercised	-
Balance December 31, 2004	5,275,000
Granted	1,500,000
Expired/Cancelled
Exercised	-

Balance December 31, 2005	6,775,000

Weighted average exercise price of warrants outstanding at
December 31, 2005	$0.30

	Number of	Weighted
	Warrants	Average	Weighted
	Outstanding at	Remaining	Average
Exercise	December 31,	Contractual	Exercise
Prices	2005	Life (Years)	Price

$0.35	5,000,000	2.5	$0.35
$0.50	275,000	9.5	$0.50
$.17	1,500,000	3.9	$.17

U.S. Wireless Online, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 8 – EFFECTS OF NATURAL DISASTER

In August 2005 Hurricane Katrina caused significant damage to the Louisiana area serviced by the operations of the business purchased from Verge.  The damage to the Company’s assets in this area was extensive, severely reducing its ability to continue business in that market.  In May 2006, the Company sold the remaining assets to the former owner of Verge and discontinued operations in Louisiana. The sale agreement provided for the transfer of the remaining equipment, approximately $10,000 value, prepaid expenses, warranties, customer contracts and business records to the buyer in exchange for $5,000 cash paid to the Company and the forgiveness of the balance of the note payable by the Company to the former owner, approximately $37,000.  Accordingly, the Company charged to expense $390,192 in goodwill reduction and $63,804 of equipment losses to losses due to a natural disaster fro the year ended December 31, 2005.  The remaining asset balance of $42,000 at December 31, 2005 is equal to the proceeds received in 2006 upon execution of the sale agreement.

NOTE 9 – SUBSEQUENT EVENTS

Discontinued Operations

Effective January 1, 2006, the Company entered into an agreement with the former shareholders of its subsidiary, MJS Holdings, Inc., to rescind the business acquisition consummated in 2005.  In connection therewith, on June 16, 2006, the Company executed a memo of understanding providing for the sale of substantially all of the assets of MJS, including, inventories, equipment, receivables and contract rights to the former owners for a promissory note payable to the Company in the amount of $250,000.  In addition all shares of capital stock of MJS are to be returned to the former owners and, correspondingly, all shares of capital stock of U.S. Wireless held by MJS’s former owners are to be returned to the Company.  A note payable by MJS to the Company in that amount is to be executed providing for payment beginning on the first day of the 13th month of the note date amortized monthly over the next five years.  The note will be interest free for the first twelve months and bear interest at 5% per annum thereafter.  This agreement is contingent upon the Company entering into a similar rescission agreement with the former owners of IP Outlet.

As of December 31, 2005 the U.S. Wireless’s investment in MJS is $2,200,136.  The Company does not expect to recover all of its investment, and accordingly has charged $1,776,636 to expenses as an impairment of goodwill in the accompanying consolidated financial statements.

The Company is confident that an agreement similar to that with MJS will be entered into with the former owners of IP Outlet.  Accordingly, the Company has charged $1,270,400 to impairment of goodwill in the accompanying consolidated financial statements.

U.S. Wireless Online, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 9 – SUBSEQUENT EVENTS (CONTINUED)

In connection with the above, the Company has discontinued its interest in VOIP Works and returned the entity to its former owners in exchange for the shares issued in the acquisition transaction.  The Company has charged its total investment of $90,000 to impairment of goodwill as of December 31, 2005.

The results of the above entities are included in the consolidated financial statements of the Company at December 31, 2005 and were discontinued in 2006.

The following is a summary of condensed results of the operations discontinued in 2006 for the year ended December 31, 2005 are as follows:

Revenues	$1,370,290
Cost of sales	(590,538)
General and administrative expenses	(584,858)
Net operating income	194,894
Depreciation and amortization	(338,588)
Impairment of goodwill	(3,137,036)
Net income (loss)	$(3,280,730)

Cash	$24,386
Accounts receivable	554,026
Current assets	578,412
Property, plant and equipment	947,817
Deposits	100,000
Total assets	1,526,229

Accounts payable	338,992
Accrued expenses	35,653
Line of credit	100,000
Current liabilities	524,645
Notes payable	239,590
Total liabilities	764,235

Net assets	$761,994

U.S. Wireless Online, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 10 – RELATED PARTY TRANSACTIONS

During 2002, U.S. Wireless entered into an agreement with a former director, and a stockholder who is a former officer providing for an interest free loan due upon demand. In consideration of forgiving the default status of the note and agreement to negotiate a stock settlement, the Company issued warrants to purchase 2,250,000 shares of the Company’s restricted common stock at an exercise price of $0.35 per share that expires August 26, 2007.  The warrants were issued in consideration of forgiving default on an outstanding note.  As of December 31, 2005, $234,909 was owed to the former director and $181,140 was owed to the stockholder and former officer.

Within the debt mentioned above was a line of credit due to the stockholder and former officer, due on demand, bears interest at 10%.  In consideration of forgiving the default status of the note and agreement to negotiate a stock settlement, the Company issued warrants to purchase 2,250,000 shares of the Company’s restricted common stock at an exercise price of $0.35 per share that expires September 26, 2007.

As of December 31, 2005, the Company owed $762,195 on a note payable to an entity controlled by the Company’s President which bears interest at the rate of 8% per annum.

As of December 31, 2005, the Company owed $314,250 to a former director of the Company pursuant to a note payable which bears interest at the rate of 10% per annum with interest and principal due on demand.

As of December 31, 2005, the Company owed a shareholder and officer of DHR Technologies, Inc., $128,340 pursuant to a note payable with a stated interest rate of 0% and imputed interest rate of 10%.  The note is payable in monthly installments of $19,166 and matures August 11, 2006.

The Company has a note payable to a shareholder in the amount of $1,153,000 which bears interest at the rate of 10% per annum with the principal due from January 11, 2006 through February 11, 2006.  This note is guaranteed by the Company’s President.

The Company has a note payable to two former officers and directors of the Company, who are officers of MJS Holdings, Inc., in the amount of $239,590 with interest at 4.5% per annum and the entire amount due January 10, 2007.  Subsequent to the date of this report, the transaction which created the debt has been rescinded.

NOTE 11 – LEGAL PROCEEDINGS

On July 2, 2003, a vendor filed a complaint against U.S. Wireless seeking $181,844.40 plus interest at 8% from November 30, 2001, along with court costs and attorney’s fees.  The claim arises from a dispute concerning a convertible note payable.  In September of 2003, U.S. Wireless filed an answer and counterclaim, denying all allegations and seeking damages.  The vendor has filed a motion to dismiss the U.S. Wireless counterclaim.  The dispute has not been resolved. U.S. Wireless intends to continue vigorously defending itself in this action and anticipates that it will either settle the litigation or prevail in court.  Subsequent to the date of this report, the Company entered a settlement agreement with the vendor whereby the Company will pay $2,500 per month for 32 months for a total of $80,000, which has been recorded as a liability at December 31, 2005.

In the fourth quarter of 2005, three  lawsuits were filed against the Company representing two tower management companies and one equipment installation firm resulting from certain amounts invoiced that are strongly disputed by the Company.  Collectively these suits seek less than $100,000 in damages.  The Company is in the process of negotiating a settlement of each of these cases.  U.S. Wireless intends to continue to vigorously defending itself in these actions and anticipates that it will either settle the litigation or prevail in court.  Subsequent to the date of this report, these claims have been settled by the Company.

U.S. Wireless Online, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 11 – LEGAL PROCEEDINGS (CONTINUED)

The Company filed a suit in the United States District Court, Western District of Kentucky, Louisville Division on December 30, 2005, against with the former shareholders of its subsidiary, MJS Holdings, Inc..  The Complaint alleges breach of contract, breach of fiduciary duties and unlawful business practices, defamation, tortuous interference and injunctive relief, violation of the Computer Fraud and Abuse Act, unlawful access to stored communications in violation of 18 U.S.C. §2701, and civil actions under Kentucky Unlawful Access to a Computer Statute and violation of Kentucky Trade Secret Statute.  The Company seeks an order from the court declaring breach of contract, an award of actual and punitive damages and an order restraining and enjoining Defendants from their unlawful activities.

On or about December 30, 2005, a complaint was filed against the Company and its President by MJS Holdings, Inc. former shareholders in the Common Please Court of Franklin County, Ohio.  The Complaint alleges breach of contract, breach of fiduciary duty, fraud in the inducement, and negligent misrepresentation in the inducement.  All allegations are in regard to the Acquisition Agreement of January 1, 2005 between the parties and related contracts.  The Plaintiffs request an order that the Acquisition Agreement is void and asks for an award of an amount not less than $25,000 along with attorney fees, prejudgment interest and costs.

Both parties agreed immediately to stay the advancement of the suits to negotiate a settlement.  Subsequent to the date of this report, on January 1, 2006, the Company entered into an agreement with the former shareholders of its subsidiary, MJS Holdings, Inc., to rescind the business acquisition consummated in 2005 effective January 1, 2006.  In connection therewith, on June 16, 2006, the Company executed a memo of understanding providing for the sale of substantially all of the assets of MJS, including, inventories, equipment, receivables and contract rights to the former owners for a promissory note payable to the Company in the amount of $250,000.  In addition all shares of capital stock of MJS are to be returned to the former owners and, correspondingly, all shares of capital stock of U.S. Wireless held by MJS’s former owners are to be returned to the Company.  A note payable by MJS to the Company in that amount is to be executed providing for payment beginning on the first day of the 13th month of the note date amortized monthly over the next five years.  The note will be interest free for the first twelve months and bear interest at 5% per annum thereafter.

Subsequent to the date of this report, on or about March 2, 2006, PNC Bank filed a complaint against the Company in Jefferson Circuit Court, Division Three with Judge Lisabeth Hughes Abramson, Case No. 06-CI-06043.  The complaint was for a total of $28,044.60 for unpaid rent and expenses.  The parties entered into an Agreed Judgment in the principal amount of $12,417.94 and interest on that amount at the rate of 1 ½% per month from April 2, 1006 until paid along with attorney fees and court costs of approximately $2,800.  PNC then filed a motion to enforce the Agreed Judgment asking for additional damages.  The Company filed a motion for leave to file a late answer with the Court which was granted by the Court.  The matter is now scheduled to be heard regarding the issue of damages on December 5, 2006.

U.S. Wireless Online, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

NOTE 12 – RECENT PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY ASSETS.  The guidance in APB Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, is based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged.  This Statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The adoption of SFAS No. 153 did not have an impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), SHARE-BASED PAYMENT, SUMMARY OF STATEMENT NO.123 (REVISED 2004).  This statement is a revision of FASB Statement No.123, ACCOUNTNG FOR STOCK ISSUED TO EMPLOYEES, and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES.  The adoption of SGAS No.123 (R) will have an immaterial impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS.  This Statement replaces APB. No. 20, ACCOUNTING CHANGES and FASB No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement includes unusual specific transition provisions.  When a pronouncement includes specific transition provisions, these provisions should be followed.  This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change.  The adoption of SFAF No. 154 did not have an impact on the Company’s consolidated financial statements.